Form 10-Q
period 1995-09-30
DYNAMIC HOMES INC
filed 1995-11-15
CIK 225278

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


For The Quarter Year Ended  September 30, 1995

Commission File Number      0-8585

Dynamic Homes, Inc. (Exact name of  registrant as specified in its charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)

41-0960127 (IRS Employer Identification No.)

525 Roosevelt Avenue, Detroit Lakes, MN 56501 (Address of principal executive offices)

(218)-847-2611 (Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO

As of September 30, 1995, 2,215,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a plan to re-purchase up to 100,000 shares of its outstanding common stock. As of Sep-tember 30, 1995, a total of 43,080 shares have been repurchased and excluded from the common shares outstanding.



PART I.

Item 1.   Financial Statements


FORM 10 - Q
DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 1995 & 1994
 (Unaudited)

                                    Three Months               Nine Months
                               09/30/95     09/30/94      09/30/95    09/30/94
                               --------     --------      --------    --------
Revenues
 Single-Family                2,424,000    2,910,000     5,331,000    6,113,000
 Multi-Family/Commercial        798,000      650,000     1,705,000    1,689,000
 Other                          110,000       80,000       263,000      224,000
 Transportation                 197,000      219,000       449,000      489,000
                              ---------    ---------     ---------    ---------
  Total Revenues - Net        3,529,000    3,859,000     7,748,000    8,515,000

Cost of Sales
 Materials                    1,767,000    2,047,000     3,939,000    4,589,000
 Labor                          291,000      300,000       691,000      677,000
 Overhead                       431,000      383,000       912,000      829,000
 Transportation                 210,000      202,000       526,000      556,000
              		      ---------    ---------     ---------    ---------
  Total Cost of Sales         2,699,000    2,932,000     6,068,000    6,651,000

Gross Profit                    830,000      927,000     1,680,000    1,864,000

Operating Expenses
 Marketing                       73,000      110,000       240,000      289,000
 Administration                 164,000      162,000       504,000      472,000
                              ---------    ---------     ---------    ---------
  Total Operating Expenses      237,000      272,000       744,000      761,000

Operating Income                593,000      655,000       936,000    1,103,000
              		      ---------    ---------     ---------    ---------

Other (Income) Expense
 Interest Expense                 4,000        6,000        14,000       26,000
 Other, Net                      (6,000)      (7,000)      (41,000)     (32,000)
                              ---------    ---------      --------     --------
 Total Other (Income) Expense    (2,000)      (1,000)      (27,000)      (6,000)

Income Before Taxes             595,000      656,000       963,000    1,109,000

Income Tax (Provision) Benefit (238,000)    (264,000)     (385,000)    (449,000)
                     	      ---------    ---------     ---------    ---------

Net Income                      357,000      392,000       578,000      660,000
                       	      =========    =========     =========    =========

Earnings Per Common Share          0.16         0.18          0.26         0.30
             			  =====        =====         =====        =====

Weighted Ave. No. of Shares
   Outstanding per Period     2,215,900    2,200,900     2,205,200    2,184,300
                              =========    =========     =========    =========

Dividends per Common Share       None         None          None         None


See notes to condensed consolidated financial statements.




FORM 10 - Q
DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1995 & DECEMBER 31,1994
(Unaudited)

          					       09/30/95     12/31/94
                                                      --------     --------
ASSETS

CURRENT ASSETS:
      Cash                                             133,000      607,000
      Accounts Receivable, Less Allowance
      for Doubtful Accounts, Pledged                   889,000      933,000
      Inventories Pledged   (Note 2)                 1,920,000    1,464,000
      Prepaid Expenses                                  65,000       24,000
      Deferred Income Taxes   (Note 4)                  80,000       80,000
                                                     ---------    ---------
    Total Current Assets                             3,087,000    3,108,000

OTHER ASSETS:
      Other Assets                                       5,000       14,000
      Shagawa Resort, Inc.   (Note 5)
            Contingency Funds                           50,000            0
            Construction in Progress                 1,351,000            0
                                                     ---------    ---------
    Total Other Assets                               1,406,000       14,000

PROPERTY, PLANT &  EQUIPMENT, at:
      Cost  -  Pledged in Part                       2,393,000    2,349,000
      Less  -  Accumulated Depreciation             (1,467,000)  (1,391,000)
				   		     ---------    ---------
    Net Property, Plant & Equipment                    926,000      958,000

    Total Assets                                     5,419,000    4,080,000
                                                     =========    =========

LIABILITIES

CURRENT LIABILITIES:
      Notes Payable                                          0        2,000
      Current Portion  -  Long-Term Debt                40,000       30,000
      Accounts Payable                                 553,000      407,000
      Customer Deposits                                311,000      247,000
      Accrued Expenses
         Salaries, Wages, Vacations                    175,000      212,000
         Taxes, Other than Income                      126,000       53,000
         Warranty                                       69,000       65,000
         Other                                          51,000      111,000
         Income Taxes                                  175,000       14,000
					             ---------    ---------
     Total Current Liabilities                       1,500,000    1,141,000

LONG - TERM DEBT:   (Note 6)
      Less Current Portion Included Above              641,000      115,000

DEFERRED INCOME TAXES  (Note 4)                         30,000       30,000
				   		      --------    ---------
     Total Liabilities                               2,171,000    1,286,000

STOCKHOLDERS' EQUITY

Common Stock, Par Value $.10 Per Share
      Authorized, 5,000,000 Shares; Issued and
      Outstanding, 2,215,850 in 1995; 2,200,930
      in 1994                                          226,000      223,000
Paid-in Capital in Excess of Par                       134,000      117,000
Retained Earnings                                    3,032,000    2,454,000
Treasury Stock  -  43,080 Shares                      (144,000)           0
   						     ---------    ---------
      Total Stockholders' Equity                     3,248,000    2,794,000

      Total Liabilities & Stockholders' Equity       5,419,000    4,080,000
   						     =========    =========


See notes to condensed consolidated financial statements.



FORM 10 - Q
DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1995 & 1994
(Unaudited)


        						  09/30/95     09/30/94
                                                       	  --------     --------
Cash Flows From Operating Activities
      Net Income (Loss)                                    578,000      660,000
      Adjust to Reconcile Net Income or Loss
	 Provided by (Used in) Operating Activities:
	    Depreciation                                    99,000       79,000
	    Provision for Doubtful Accounts                  4,000        4,000
	    (Gain) Loss on Sale of Property & Equipment     (1,000)      (5,000)
	    Change in Assets & Liabilities:
	       (Increase) Decrease in Receivables           40,000      (77,000)
	       (Increase) Decrease in Inventories         (456,000)    (810,000)
	       (Increase) Decrease in Prepaid Expenses     (41,000)     (38,000)
	       (Increase) Decrease in Deferred Income Tax        0      175,000
	       (Increase) Decrease in Other Assets           9,000      226,000
	       Increase (Decrease) in Accounts Payable     146,000      332,000
	       Increase (Decrease) in Customer Deposit      64,000      202,000
	       Increase (Decrease) in Accrued Expenses     (20,000)      98,000
	       Increase (Decrease) in Income Tax Payable   161,000            0
                                                          --------    ---------

Net Cash Provided by (Used in) Operating Activities        583,000      846,000

Cash Flows From Investing Activities
      Investment - Shagawa Resort                       (1,401,000)           0
      Proceeds From Sale of Property & Equipment             3,000       38,000
      Purchase of Property & Equipment                     (69,000)    (343,000)
      Purchase of Treasury Stock                          (144,000)           0
                                                         ---------    ---------
Net Cash Provided by (used in) Investing
      Activities                                        (1,611,000)    (305,000)

Cash Flows From Financing Activities
      Proceeds From Sale of Common Stock                    20,000       41,000
      Net Borrowings (Payments) on Revolving Credit
         Agreements & Other Short-Term Financing            (2,000)      18,000
      Principal Payments on Long-Term Borrowings
         Including Industrial Revenue Bonds                (32,000)     (67,000)
      Proceeds From Installment Contract                    17,000            0
      Proceeds From Long-Term Borrowings -
         Shagawa Resort, Inc.                              551,000            0
                                                         ---------     --------
Net Cash Provided by (Used in) Financing
      Activities                                           554,000       (8,000)
                                   			 ---------     --------
Increase (Decrease) in Cash and Equivalents               (474,000)     533,000

Cash and Equivalents
      Beginning                                            607,000       53,000
         						 ---------     --------
Supplemental Disclosures of Cash Flow
      Information
	 Cash Payments for:
	    Income Taxes                                   224,000        9,000
                                                          --------     --------
	    Interest                                        12,000       26,000
                                                          --------     --------


See notes to condensed consolidated financial statements.




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995, and December 31, 1994, and the results of operations and cash flows for the nine months ended September 30, 1995, and September 30, 1994.


Note 2. INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels. Cost of sales values are determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. A physical inventory was taken during the second quarter of 1995, the results of which were reflected in the cost of sales and inventory levels reported. No physical inventory was taken during the third quarter of 1995.

The Breakdown of Inventories is as follows:

      				09/30/95        09/30/94
                               	--------        --------
     Finished Goods              983,000         735,000
     Work In Process             181,000         124,000
     Raw Materials               756,000         857,000
                               ---------       ---------
     Total Inventories         1,920,000       1,716,000
 			      =========       =========


Note 3. BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production, and orders scheduled for future production. As of September 30, 1995, and September 30, 1994, the Company's backlog of unfilled orders was approximately $ 4,801,000 and $ 5,462,000, respectively. As of December 31, 1994, the Company's backlog of unfilled orders was $ 3,238,000. The September 30, 1995, backlog consists of approximately $ 720,000 of single-family housing scheduled for delivery during the first two quarters of 1996. Likewise, the September 30, 1994, backlog consisted of approximately
$ 1,645,000 of product scheduled for delivery during the first two quarters of 1995. However, inclement weather may cause delays in the delivery and setting of units which would adversely impact revenue and earnings.


Note 4. DEFERRED INCOME TAXES

Deferred income taxes relate primarily to differences between the basis of receivables, property and equipment, accrued expenses and book/tax inventory adjustments for financial and income tax reporting. The deferred tax assets and liabilities represent future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered and settled.


Note 5. SHAGAWA RESORT, INC.

On September 28, 1995, the Company purchased all of the outstanding shares of Shagawa Resort, Inc., which was the sole owner of a Holiday Inn Sunspree Motel under construction in Ely, Minnesota. It is anticipated that construction will be completed during the first quarter of 1996. The Motel will consist of approximately 54,000 square feet of buildings, consisting of 61 units, and approximately 15 acres of land. The purchase price of the Motel and the land will approximate $ 2,500,000 consisting of $ 778,141 in cash and a $ 1,700,000 mortgage assumption to NorWest Bank Minnesota Mesabi N.A. of which $ 952,000 is guaranteed by a Small Business Administration loan PFA debenture.

The Company simultaneously entered into a management agreement with Northland Adventures Ltd., to manage the Motel until December 15, 1997. The Company also entered into a Stock Purchase and Sale Agreement and Option to Repurchase Stock with Northland Adventures Minnesota Ltd. that may be exercised on or before December 15, 1997. Upon exercise of the option, the price paid to the Company would be an amount equal to the sum of:
     1.   Cash investment plus any non-refunded balance of a contingency fund.
     2. An amount equal to $ 2,000 times the number of months elapsed from the commencement of operation of the Motel to the date of repur-
	         chase of the Motel.
     3. Payment in full or assumption of the loans to NorWest Bank Minnesota Mesabi N.A. and Small Business Administration.


Note 6. LONG-TERM DEBT

Long-Term Debt (net of current maturities) consists of:

    							 09/30/95   12/31/94
                                                         --------   --------
Industrial Development Bonds of Detroit
     Lakes, MN                                             80,000    115,000
Other Notes and Contracts Payable                          10,000          0
Construction Loan Agreement covering Shagawa
     Resort project                                       551,000          0
                       		                       --------   --------
    Total Long-Term Debt                                  641,000    115,000
                                           		 ========   ========





DYNAMIC HOMES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION & ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Three Months Ended September 30, 1995 and 1994


NET SALES:

The Company's revenue for the three months ended September 30, 1995, was $ 3,529,000 as compared to $ 3,859,000 for the year earlier period. Multi-family commercial revenues increased by $ 148,000, single-family revenues decreased by $ 486,000 and overall revenues decreased by $ 330,000 from the corresponding 1994 period. The reduction in 1995 single-family revenue primarily reflects the softness in new order activity associated with mortgage rate uncertainty during the second and beginning stages of the third quarter of 1995. The projected revenue base for the fourth quarter has the potential to be relatively strong and consists primarily of single-family housing units. However, transportation and setting delays may result from inclement weather prohibiting unit movements.

The Company's order backlog at September 30, 1995, was $ 4,801,000 as compared to $ 5,462,000 at September 30, 1994, and $ 3,238,000 at 1994 year-end. The backlog total at September 30, 1994, included approximately $ 1,645,000 of single-family and multi-family commercial orders that were scheduled for production and delivery during the first two quarters of 1995. The backlog total at September 30, 1995, includes approximately $ 720,000 of single-family housing units scheduled for delivery during the first two quarters of 1996. Since approximately 85% of the September 30, 1995, backlog is available for delivery and setting by year-end, the potential exists for a relatively strong fourth quarter. However, delayed deliveries of completed units caused by inclement weather conditions which restrict the transportation and setting of units would have an adverse impact on fourth quarter revenue and earnings. Revenues are not recognized or recorded until a unit has been delivered and set.


COST OF SALES:

The Company's gross profit (including transportation revenue and expenses) of $ 830,000 for the third quarter of 1995 is down $ 97,000 from the same period of 1994. The respective gross margin percents are 23.5% and 24.0%. However, the gross profit percentage on product (excluding transportation revenue and expense) during the third quarter of 1995 improved to 25.3% versus 25.0% for the corresponding 1994 period. The improved gross margin percentage for 1995 is related to more stable material costs for wood-related materials. To date, 1995 has not experienced the volatility in material costs associated with the 1994 period. Consequently, this year the Company does not have any surcharge in effect to offset rising material costs.


OPERATING EXPENSES:

The Company's 1995 third quarter operating expenses, which include trans-portation, marketing and administrative costs totaled $ 447,000 versus
$ 474,000 for 1994, or a decrease of $ 27,000. Transportation expenses increased by $ 8,000 due to the additional costs associated with transporting units to the outer ranges of the marketing territory. Marketing expenses decreased by $ 37,000 due to a reduced revenue base and the realization of credits from several suppliers for co-op related advertising programs. Administrative costs remained stable for both the 1995 and 1994 third quarters.


OPERATING INCOME:

Operating income of $ 593,000 for the three months ending September 30, 1995, decreased by $ 62,000 from the $ 655,000 level at September 30, 1994. The lower 1995 operating income resulted from a lower revenue base during the quarter. Operating income percentages are similar for each of the periods. The recent acquisition of the Stock of Shagawa Resort, Inc. had no impact on third quarter operating results.


NET NON-OPERATING INCOME/EXPENSE:

Non-operating income for the third quarter of 1995 was $ 2,000 as compared to $ 1,000 for 1994. Due to the Company's strong cash position, interest expense for each of the periods was minimal. Other income for both periods is pri-marily related to cash generated interest income.


FEDERAL AND STATE INCOME TAXES:

During the third quarter of 1995 and 1994, the Company recorded estimated in-come tax provisions of $ 238,000 and $ 264,000, respectively. During the third quarter of 1994, the Company continued to utilize loss carryforwards. However, all loss carryforwards were completely utilized as of year-end, 1994. Conse-quently, the Company was obligated to pay estimated income taxes at the normal statutory rate during the third quarter of 1995.


NET INCOME:

Net income for the third quarter of 1995 was $ 357,000 or $ .16 per share. Net income for third quarter of 1994 was $ 392,000, or $ .18 per share.





DYNAMIC HOMES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION & ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Nine Months Ended September 30, 1995 and 1994


NET SALES:

The Company's revenue for the nine month period ended September 30, 1995, was
$ 7,748,000 as compared with $ 8,515,000 for 1994 or a decrease of $ 767,000.
Multi-family/commercial revenues increased by $ 16,000 during the first nine months of 1995. However, single-family revenue for 1995 decreased by $ 782,000 while transportation revenue also decreased proportionally by $ 40,000. Retail and miscellaneous revenues for 1995 increased by $ 39,000. New order activity was sporadic during the first two quarters of 1995 which seemed to reflect potential homebuyer's concerns with the higher levels of mortgage interest rates. However, during the third quarter, home mortgage rates stabilized and
new order activity rebounded moderately.   At the conclusion of the third
quarter, the Company signed a contract to construct 16 single-family housing units. Based on the Company's backlog and favorable climatic conditions, the fourth quarter of 1995 has the potential for a relatively strong quarter for the single-family housing sector.


COST OF SALES:

The Company's gross profit (including transportation revenue and expense) was $ 1,680,000 for the first nine months of 1995 as compared to $ 1,864,000 for 1994. Gross profit percentages for the first nine months of 1995 were 21.7% versus 21.9% for 1994. When transportation revenue and expense are excluded, the gross profit on products are identical at 24.1% for each period.


OPERATING EXPENSES:

The Company's 1995 operating expenses, which includes transportation, marketing and administration costs, decreased to $ 1,270,000 or $ 47,000 less than the corresponding nine months of 1994. Transportation expenses decreased by $ 30,000 due to the reduction in units set during the first nine months of 1995. Marketing expenses for 1995 decreased by $ 49,000 due to the realization of several supplier-related co-op advertising programs and a reduction in volume-related Builder/Dealer promotional programs. Administrative costs for 1995 increased by $ 32,000 over 1994. The majority of the increase in admini-strative expenses relate to NASDAQ listing fees and shareholder activities.


OPERATING INCOME:

The Company's operating income for the first nine months of 1995 was $ 936,000 as compared to $ 1,103,000 for 1994. The decrease of $ 167,000 relates to a reduced revenue base and a small decrease in volume-related utilization of plant labor and overhead.


NET NON-OPERATING INCOME/EXPENSE:

The Company's net non-operating activities resulted in additional income of $ 27,000 for 1995 versus $ 6,000 for 1994. The Company's strong cash position during 1995 reduced the short-term borrowing requirements. Consequently, interest expense for 1995 decreased by $ 12,000 from 1994. In addition, the Company also realized a higher level of interest-related income during the first nine months of 1995.


FEDERAL AND STATE INCOME TAXES:

During the first nine months of both 1995 and 1994, the Company recorded esti-mated income tax provisions of $ 385,000 and $ 449,000 respectively. During the first three quarters of 1994, the Company continued to utilize loss carry-forwards. However, all loss carryforwards were completely utilized as of year-end 1994. Consequently, the Company was obligated to pay estimated income taxes at the normal statutory rate during the first three quarters of 1995.


NET INCOME:

Net income for the first three quarters of 1995 was $ 578,000 versus $ 660,000 for the corresponding three quarters of 1994. Earnings per share for 1995 de-creased by $ .04 per share from $ .30 per share for 1994 to $ .26 per share for 1995.





FINANCIAL CONDITION:
As of September 30, 1995


The Company's working capital was a positive $ 1,587,000 at September 30, 1995, versus $ 1,695,000 at September 30, 1994, and $ 1,967,000 at December 31, 1994.
The current ratio for September 30, 1995, was 2.1 to 1.0 which is similar to the 2.2 to 1.0 at September 30, 1994, but down from 2.7 to 1.0 at December 31, 1994. The Company's 1995 cash flow from operations was a positive $ 583,000 as compared to $ 846,000 for the first three quarters of 1994. During the first three quarters of 1995, cash outflows were required for the build-up of inven-tory (finished goods), capital equipment, purchase of treasury stock, and the Company's investment interests in completing the construction of the Shagawa Resort project. The increase in inventory, capital assets (including the Shagawa Resort project) and treasury stock acquisitions was feasible by util-izing the Company's 1994 year-end cash and cash equivalents position in con-junction with the cash flows generated by the Company's profitability, supplier payment terms, pre-payment on customer units and long-term borrowings.

Long-term debt, net of current maturities, increased from $ 115,000 at 1994 year-end to $ 641,000 at September 30, 1995. Long-term debt consists primarily of Industrial Revenue Bonds and the Shagawa Resort project. The ratio of long-term debt to stockholders' equity changed from .04 to 1.0 at year-end 1994 to
 .20 to 1.0 at September 30, 1995. Stockholders' equity (net of treasury stock) increased $ 715,000 to $ 3,248,000 at September 30, 1995, from $ 2,533,000 at
September 30, 1994, and up $ 454,000 (net of treasury stock) from $ 2,794,000 at December 31, 1994.

Dynamic Homes, Inc. has available a short-term line of credit which is collateralized by inventories and receivables. The credit available is based on specified percentages of inventories and receivables to a maximum of $ 1,000,000 and matures on April 15, 1996. As of September 30, 1995, the Com-pany did not have any outstanding borrowings under its line of credit agree-ment. However, as of September 30, 1995, the Company had two standby letters of credit totaling $ 262,230 which reduced the available line of credit accordingly.

The Company has continued to meet its obligations on all long-term debt. Management believes internally generated cash and short-term borrowings on its existing credit line should provide adequate funds supporting Company oper-ations and scheduled capital additions during the remainder of 1995 and early stages of 1996.



PART II.


Items 1, 2, 3, 4, and 5 are omitted as each is either not applicable or the answer to the item is negative.


Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended September 30, 1995. However, a Form 8-K was filed on October 12, 1995, regarding the acqui-sition of the outstanding shares of Shagawa Resort, Inc., which was the sole owner of a Holiday Inn Sunspree Motel under construction in Ely, Minnesota. Reference discussion under Note 5. Shagawa Resort, Inc.




SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant     Dynamic Homes, Inc.
       	       VERN MUZIK    (President)
Dated:         November 14, 1995