Form 10-Q/A
period 1995-09-30
DYNAMIC HOMES INC
filed 1996-02-06
CIK 225278

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM CONDENSED CONSOLIDATED INCOME STATEMENTS AND CONDENSED CONSOLIDATED BALANCE SHEETS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
SUCH FINANCIAL STATEMENTS.
[/LEGEND]

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-30-1995
[PERIOD-END]                               SEP-30-1995
[CASH]                                          133000
[SECURITIES]                                         0
[RECEIVABLES]                                   922000
[ALLOWANCES]                                     33000
[INVENTORY]                                    1920000
[CURRENT-ASSETS]                               3087000
[PP&E]                                         2393000
[DEPRECIATION]                                 1467000
[TOTAL-ASSETS]                                 5419000
[CURRENT-LIABILITIES]                          1500000
[BONDS]                                         641000
[COMMON]                                        226000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     3022000
[TOTAL-LIABILITY-AND-EQUITY]                   5419000
[SALES]                                        7299000
[TOTAL-REVENUES]                               7748000
[CGS]                                          5542000
[TOTAL-COSTS]                                  6068000
[OTHER-EXPENSES]                                744000
[LOSS-PROVISION]                                  4000
[INTEREST-EXPENSE]                               14000
[INCOME-PRETAX]                                 963000
[INCOME-TAX]                                    385000
[INCOME-CONTINUING]                             578000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    578000
[EPS-PRIMARY]                                      .26
[EPS-DILUTED]                                      .26