Form 10-K
period 1995-12-30
DYNAMIC HOMES INC
filed 1996-03-29
CIK 225278

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC    20549-1004
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 30, 1995
Commission File Number  0-8585

Dynamic Homes, Inc. (Exact name of registrant as specified in its charter) Minnesota (State or other jurisdiction of incorporation or organization) 41-0960127 (IRS employer identification number)
525 Roosevelt Avenue, Detroit Lakes, MN 56501 (Address of principal executive offices)
(218)-847-2611 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing require-ments for the past 90 days.

YES  X  NO

As of March 20, 1996, 2,218,850 common shares were outstanding and the aggregate market value of the common shares (based upon the average closing bid and ask prices of these shares as compiled by the NASDAQ market) of Dynamic Homes, Inc., held by non-affiliates was approximately $2,871,710. On January 7, 1995, the Company implemented a six month plan to repurchase up to 100,000 shares of its outstanding common stock. As of March 20, 1996, a total of 43,080 shares have been repurchased and excluded from the common shares outstanding.



Table of Contents

Part I
   Item 1    Business
   Item 2    Properties
   Item 3    Legal Proceedings
   Item 4    Submission of Matters to a Vote of Security Holders

Part II
   Item 5    Market for the Registrants' Common Stock and Related Stockholder
                 Matters
   Item 6    Selected Financial Data
   Item 7    Managements' Discussion and Analysis of Results of Operations and
                 Financial Condition
   Item 8    Financial Statements and Supplementary Data

Part III
   Item 9    Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure
   Item 10  Directors and Executive Officers of the Registrant
   Item 11  Executive Compensation
   Item 12  Security Ownership of Certain Beneficial Owners and Management
   Item 13  Certain Relationships and Related Transactions

Part IV
   Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Documents Incorporated by Reference

Part III
   Item 10  Directors and Executive Officers of the Registrant
   Item 11  Executive Compensation


PART I


Item 1.  Business

General

     Dynamic Homes, Inc. (a Minnesota Corporation) was founded in 1970 and is head-quartered in Detroit Lakes, Minnesota. Dynamic Homes, Inc. (hereinafter together with its subsidiaries, unless the context requires otherwise, referred to as the "Company") manufactures and markets modular, preconstructed single-family and multi-family homes and light commercial buildings in the upper mid-west region of the United States. Auxiliary products include garages, wood basements and retail sales.

Products

     The Company's principal product is single-family modular homes. Single-family homes currently produced by the Company are offered in 60 basic designs with various options and floor plan variations. In addition to the Company's standard model line-up, it builds custom homes which accounted for more than 95% of its single-family business in 1995.

     Home models include split entry, rambler, split level, one and two story types ranging in size from approximately 864 square feet to approximately 2268 square feet of living space. Each living unit includes a living room, dining room, bathroom(s) and bedrooms and has complete electrical wiring and plumbing as standard features. Other standard features include interior sheetrocked walls, cabinets, finished interior doors and trim, shelving and windows. In addition, the customers may also choose from available options such as floor coverings, siding, lighting, roof pitches and appliances.

     As well as its principal single-family modular homes, the Company produces and markets modular multi-family units ranging in size from approximately 600 square feet to 1,300 square feet per living unit. During 1995, the Company's multi-family sales accounted for 2 percent of its revenues. During both 1994 and 1993, multi-family units accounted for approximately 3 and 7 percent of the sales revenues, respectively.

     The Company also produces light commercial products including small offices, motels and other buildings requiring special design. Commercial sales activity accounted for approximately 15 percent of the 1995 sales base. Cor-responding sales volumes for 1994 and 1993 were approximately 20 and 18 per-cent, respectively.

     The Company also produces and markets panelized garages and wood foun-dations to complement its modular homes. During 1995 these auxiliary products accounted for approximately 2 percent of total sales revenue, as compared to 3 and 2 percent for 1994 and 1993, respectively.

     The Company manufactures its products in modular form on an assembly line basis. Each module is constructed of wood frame and sheathing into which com-plete wiring and plumbing are installed. The module is insulated with fiber-glass and blown cellulose insulation and finished with interior sheetrock, wall covering, windows and shingled roof. Electrical fixtures, kitchen cabinets, interior doors and trim and appliances are installed during the final phases of the assembly process. The modules are transported to the building site and set by the Company's employees and equipment upon foundations prepared by factory authorized builder/dealers and/or contractors. In some cases, distance, site conditions, and module configurations may require the leasing of equipment to assist in the setting process.

Marketing

     The Company markets its products within the states of Iowa, Minnesota, North Dakota, South Dakota, Wisconsin and Wyoming principally through a network of approximately 65 independent factory authorized builder/dealers.

     The builder/dealers operate in nonexclusive territories and purchase the Company's products based on dealer price lists for a nominal down payment with the balance due within 5 working days after setting upon the foundation.

     The builder/dealers sell to the ultimate purchaser and may, in addition, contract with the purchaser for site preparation including foundation work and for finishing work which must be performed after delivery and erection of the Company's products. These additional functions are performed independently of the builder/dealers' relationship with the Company.

     The Company has no suggested retail prices for its products to the ulti-mate consumer. The builder/dealer realizes as profit the difference between what is paid the Company, other suppliers and contractors and the payment(s) received from the purchaser. During 1995, the Company derived approximately
14 percent of its revenues from one customer. During 1994, the Company derived approximately 11 percent of its revenues from one developer. In 1993, the Com-pany did not have any individual customers exceeding 10 percent of its revenue base. Sales to builder/dealers accounting for more than 10 percent of sales are usually non-recurring single project sales. As a result, the Company does not expect to be dependent upon the same builder/dealers or developers on a year-to-year basis for a significant portion of future sales.

     In addition to the builder/dealer network, the Company may also market its products through contractors or developers. Developers operate in nonexclusive territories and purchase products based on contractual arrangements. These con-tractual arrangements may vary from a single-phase project to a multi-phased project built and delivered over an extended time interval.

Competition

     There is substantial competition within the Company's market area. The Company competes in the housing market with other modular and panelized manu-facturers, tract home developers, mobile home manufacturers and traditional on-site builders of single and multi-family/com-mercial units.

     The Company has several direct competitors marketing modular and panelized units within its market area. Some of these competitors have substantially greater assets and gross annual sales than the Company.

     Transportation costs significantly increase the cost of housing units sold by the Company beyond a four-hundred mile radius from its manufacturing facil-ity. General pricing in the housing market throughout the United States is sufficiently competitive to somewhat limit the Company's ability to compete in some areas outside this radius. While this may provide the Company with some competitive advantage within its immediate market area, it makes competition outside its market more difficult. The majority of the Company's sales are concentrated within a two-hundred-fifty mile radius of its manufacturing facility.

     The Company competes principally on the basis of quality and design of product, material, craftsmanship, delivery and service.

Materials

     The principal materials used by the Company in the manufacture of its pro-ducts are processed lumber, finished cabinets, floor coverings, windows, sheet-rock, insulation and shingles. Currently, the Company is not experiencing any difficulty in obtaining adequate supplies of raw materials from current sup-pliers and does not anticipate any immediate difficulty in obtaining adequate supplies. During 1995 prices for wood building products were relatively stable with average price levels producing less volatility than the corresponding per-iods of 1994 and 1993. The Company monitors its material costs on an on-going basis and during periods of escalating material costs, may impose a temporary surcharge to prevent the erosion of its profit margin. The Company may peri-odically adjust the surcharge level to correlate with the on-going fluctuations in material costs. Surcharges were initially imposed during the latter stages of 1992, again during portions of the second and third quarters of 1993 and for the duration of 1994. However, during 1994, the effective surcharge rates were not sufficient to cover the escalating material costs which resulted in a lower than anticipated gross margin percent. During 1995, no surcharges were re-quired. The lessened volatility of material costs in conjunction with a re-vised cost monitoring system contributed to an improvement in 1995 gross margin of approximately 1.2 percent.

     During the second quarter of 1995, the Company implemented a revised cost monitoring procedure to allow for better identification and quicker response to changing material costs. During 1995, material costs associated with wood building products moderately decreased from their previous record levels. How-ever, future strong demand for wood building products would not only again sup-port higher price levels but may also decrease availability through longer lead times and product allocations.

     Major raw components are available to the Company from several vendors, and the Company is not dependent upon any one of these vendors for a conti-nuous source of supply.

Backlog

     At December 30, 1995, the Company's backlog of orders believed to be firm was $2,595,000 compared with $3,238,000 at December 31, 1994, and $2,759,000 at December 25, 1993. As of March 8, 1996, the Company's backlog was $4,384,000 as compared to $2,717,000 for the same period in 1995.

     Due to seasonal fluctuations in the housing market, the Company exper-iences fluctuations in orders. Orders tend to begin increasing during the month of March, peak during the months of April through June, gradually dimi-nish through the early summer, rise again in late summer and fall and diminish again in the winter months. Accordingly, with the Company's production capa-bilities, the backlog of orders generally tends to be the lowest during the first fiscal quarter (January - March) and highest during the third quarter (July - September). In order to supplement the traditional periods of de-creased single-family order activity, the Company aggressively pursues multi-family/commercial projects utilizing winter promotions and discounts.

Patents and Trademarks

     The Company neither owns nor is a licensee of any patents, trademarks, licenses, franchises or concessions that are material to its business.

Research and Development

     The Company has not incurred any research and development cost as defined by generally accepted accounting principles.

Government Regulations

     Throughout the Company's market area, various state laws or local ordi-nances regulate materials, equipment and design used in the construction of housing units. The Company is unaware of any law or ordinance which precludes the sale and erection of its homes within any governmental unit in its market area and the Company believes its homes comply with the requirements of such laws and ordinances. Highway regulations limit the Company's ability to tran-sport and deliver homes during the annual spring thaw.

     No significant amount of any material is discharged by the Company into the environment and applicable laws and regulations relating to environmental protection do not require any capital expenditures by the Company for environ-mental control facilities.

Seasonal Aspect & Current Economic Conditions

     Sales are subject to seasonal variations as described under the "Backlog" caption. During the winter months the Company employs sales stimulating meth-ods such as additional dealer and homeowner incentives, model home and multi-family/commercial sales discounts to stimulate sales.

     The Company experiences seasonal increases in inventory of finished units in the spring of each year for a period of approximately six to eight weeks. Local regulations and road conditions restrict usage of roadways during this season for the delivery of homes and the passage of heavy equipment necessary for the erection of the Company's units. Due to seasonal fluctuations in or-ders, the Company has determined that it is advantageous to build some homes for inventory during the winter and early spring months. This process contri-butes to reductions in idle plant capacity overhead and also provides builder/ dealers with immediate product availability. The Company had three inventory units available for sale at December 30, 1995. The Company had two inventory units available for sale at year-end 1994 and no units at 1993 year-end. The Company continues to rotate model/display units on its premises which are used to illustrate construction and design capabilities for potential customers. As of December 30, 1995, the Company had sold all of the existing display units. The Company's intent is to have two model/display units available and replace them as needed. As of this date, the Company has two models in place for display.

     The availability and cost of mortgage financing to the ultimate purchasers of the Company's product affects the volume of sales. During prior years, the Company's sales volume has been affected by the difficulty encountered by con-sumers obtaining mortgage funds and from fluctuating mortgage interest rates. Also in prior years, the Company has experienced uncertainty in the energy and mining industries and a general weakness in the agricultural economy. Tradi-tionally, these market segments have made strong contributions to the sales base. In response to these economic conditions, the Company continues to ex-pand and modify the product line to meet the changing needs of both the rural and urban market. The expanded product availability, an upgraded builder/ dealer network and continued emphasis on multi-family/commercial sales should contribute to the 1996 revenue base. However, any upward trends in mortgage rates and continued consumer uncertainty over the course of the economy and national budgeting policy may place limitations on potential consumers' will-ingness to commit to new home purchases which would adversely affect the re-venue base.

     In 1995, 100 percent of all production was completed at its only plant, located in Detroit Lakes, Minnesota. During 1995, the Company operated at ap-proximately 72% of its practical single-shift production capacity. However, during the third quarter of 1993, order backlog increased to the extent that the lengthened production cycle contributed to lost and delayed sales. In order to alleviate this occurrence, the Company completed a plant expansion project in April, 1994. The expansion project added an additional 15,000 square feet to the manufacturing facility. This expansion became operable du-ring May, 1994 and increased available plant capacity by approximately 25%. During 1994, the Company operated at approximately 80% of its single-shift plant capacity.

Employees

     At December 30, 1995, the number of full-time employees totaled 94 as com-pared with 128 for the year ending December 31, 1994. Of these, 5 were in man-agement positions, 12 in supervisory positions, 58 in manufacturing, 8 in transportation and erection, 3 in sales and 8 in drafting and clerical posi-tions. The Company's manufacturing, transportation and installation employees located in Detroit Lakes, Minnesota, are represented by a labor union. The present labor union contract for Detroit Lakes union employees became effective on March 1, 1995 and expires on February 28, 1998. The three-year contract provides for modest annual wage adjustments and increases in the benefit package.


Item 2. Properties

(A)  Detroit Lakes, Minnesota

     The Company's general business office and main manufacturing facility is located at 525 Roosevelt Avenue, Detroit Lakes, Minnesota. This facility con-sists of seven buildings comprising approximately 92,400 square feet utilized as follows: production 57,300, warehouse and storage 27,400 and offices 7,700. During 1993, the Company completed a plant renovation project which replaced an older section of the manufacturing facility and added approximately 5,000 square feet which provides for additional material storage capacity in closer proximity to the production line. In 1994, the Company expanded the manufac-turing facility by 15,000 square feet which increased additional available plant capacity by approximately 25%. The buildings are situated upon a 26-acre tract of land leased from the City of Detroit Lakes, Minnesota. The lease is coterminous with industrial revenue bonds issued in April, 1973, by the City of Detroit Lakes in principal amount of $435,000, bearing interest at a rate of 8% per annum and maturing from 4 to 25 years from date of issuance. Pursuant to the terms of the Company's contract with the city and terms of the bond inden-ture, the city took title to the existing land and buildings and to the build-ings consequently constructed thereon and the Company leases same from the city paying a variable rent sufficient to convert the interest due on the bonds and principal amounts due in that rental period, plus property taxes and inciden-tals. The Company is given the option of purchasing this property at any time by paying to the city and the trustee an amount that is sufficient to discharge the then outstanding bonds. The lease has been capitalized for financial state-ment purposes and when all bonds have been paid at maturity, the Company has the option of then purchasing this property from the city for the sum of $1.00. This plant facility currently has the annual capacity to produce approximately 425,000 square feet of product. Land not occupied by buildings is used for storing raw and finished materials.

B)  Shagawa Resort, Inc. - Ely, Minnesota

     On September 28, 1995, the Company purchased all of the outstanding shares of Shagawa Resort, Inc., which was the sole owner of a Holiday Inn Sunspree Motel which was under construction and located at 400 North Pioneer Road in Ely, Minnesota. The motel will consist of approximately 54,000 square feet of buildings consisting of 61 units and includes lounge, dining, recreational and meeting facilities on approximately 25 acres of land. The purchase price con-sisted of cash and a mortgage assumption to NorWest Bank Minnesota Mesabi N.A. of which a significant portion is guaranteed by a Small Business loan PFA debenture.

     The Company simultaneously entered into a Management Agreement with Northland Adventures Ltd., to manage the motel from the scheduled opening date of May 1, 1996 until December 15, 1997. The Company also entered into a Stock Purchase and Sale Agreement and Option to Repurchase Stock with Northland Adventures Ltd. that may be exercised on or before December 25, 1997. If the repurchase is not exercised or the managing agent becomes in default, the Com-pany would retain all rights of ownership. Also reference Notes 4 and 14 under Notes to Consolidated Financial Statements.


Item 3. Legal Proceedings

     There are no legal proceedings presently pending by or against the Company that management believes the outcome of which may have a material adverse af-fect on the financial position of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year being reported on.



PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

     The following table sets forth the high and low bid prices of the Com-pany's stock for the eight quarters of 1995 and 1994. Subsequent to the end of 1989, the Company's capital condition fell below the minimum requirements set by NASDAQ to remain trading on the national over-the-counter market. As of March 13, 1995, the Company's common stock began trading on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol DYHM.

                        1995                                1994
-------------------------------------------------------------------------
Quarter          High           Low                  High           Low
   First       $ 3 7/16       $ 2 1/2              $ 3 3/8        $ 2 1/4
   Second        3 1/8          2 3/8                2 1/2          2
   Third         2 5/8          2 1/8                3              2 3/8
   Fourth	       2 3/8          1 7/8                2 5/8          2 1/8
-------------------------------------------------------------------------

     As of March 20, 1996, there were 452 shareholders of record of common stock, the Company's only outstanding class of stock. The Company does not pay cash dividends and future dividends would be paid at the discretion of the Board of Directors and the Company's lenders.


Item 6. Selected Financial Data

	                     Dec. 30,    	Dec. 31, 	  Dec. 25,    Dec. 26,     Dec. 28,
Years Ended              	1995        	1994       	1993       	1992         1991
--------------------------------------------------------------------------------
Net sales	         $10,849,000	 $11,973,600	$ 9,754,600	$ 7,742,000	 $ 7,310,600
Gross profit	        2,351,500   	2,453,800  	2,049,600  	1,414,600	   1,287,100
Operating expenses	  1,041,100   	1,051,100	    969,800    	985,300   	1,094,800
Operating income    	1,310,400   	1,402,700  	1,079,800    	430,300     	192,300
Net income	        $   809,100 	$   905,100	$ 1,447,600	$   271,800 	$   112,300
Net income per share	    $ .37       	$ .41      	$ .68      	$ .13       	$ .05

At Year End
--------------------------------------------------------------------------------
Working capital   	$ 1,746,700 	$ 1,967,500 $ 1,029,700	$   190,600 	$    75,100
Total assets	        5,833,200   	4,080,900  	2,830,600  	1,945,100   	1,663,700
Long-term debt	      1,066,300     	115,600    	145,900    	448,900     	593,200
Stockholders' equity	3,479,300   	2,794,200  	1,832,700    	371,000      	99,200
Weighted ave. no.
 common shares
  outstanding	       2,209,000   	2,191,000  	2,113,000  	2,109,000   	2,109,000

Statistical Highlights
--------------------------------------------------------------------------------
Single-family unit sales  	192         	202        	165	        148         	144
Ave. sq. ft. per
 single-family unit	     1,225       	1,245       1,255       1,236       	1,220
Total square feet of
  production	          308,400     	351,432	    295,998    	245,068     	235,061


Item 7. Management's Discussion and Analysis of Results of Operations and
            Financial	Condition

Results of Operations

Net Sales

     Net sales declined to $10,849,000 in 1995 from $11,973,600 in 1994 but were up from $9,754,600 in 1993. Reflecting uncertainty about the general health of the economy and the course of the federal budgetary policy, many po-tential customers elected to defer their new home plans during the past year. As a result, sales of single-family homes decreased to $7,962,300 in 1995 from $8,327,500 in 1994 but were up from $6,462,400 in 1993. The Company sold 192 single-family units in 1995, compared to 202 in 1994 and 165 in 1993. Sales of multi-family/commercial projects totaled $1,918,800 in 1995, down from $2,668,300 in 1994 and $2,489,000 in 1993. The Company built 52 multi-family/ commercial units in 1995, compared to 77 in 1994 and 71 in 1993. The Company's construction backlog totaled $2,595,000 at the end of 1995, compared to $3,238,000 at the end of 1994. However, as of March 8, 1996, the Company's backlog of orders was $4,384,000 as compared to $2,717,000 for the same period in 1995. Due to very unfavorable weather conditions which hampered delivery and setting activities during the first quarter of 1996, the 1996 backlog in-cludes approximately 40 finished units as compared to approximately 20 finished units for the same period of 1995. In addition, road restrictions on specified thoroughfares may also restrict the delivery and setting activities during the early stages of the second quarter.

Gross Profit

     The Company's gross profit, including transportation revenue and expense, totaled $2,351,500 in 1995, down from $2,453,800 in 1994 but up from $2,049,600 in 1993. As a percentage of net sales, the gross profit increased to 21.7% in 1995 from 20.5% in 1994 and 21.0% in 1993. Excluding transportation revenue and expense, the gross profit on products increased to 24.0% from 22.7% in 1994 and 23.9% in 1993. The 1995 margin increase, which partially offset the impact of the reduced sales volume, resulted from improved inventory and pricing man-agement as well as relatively stable costs for lumber and other wood building products during the year. As a result of this price stability, the Company did not impose any surcharges on home prices during 1995. The Company continues to monitor and evaluate material costs on an ongoing basis and may again implement a surcharge to protect its gross margin if material costs again escalate from current levels.

Operating Expense

     Operating expenses increased to 9.6% of net sales in 1995 from 8.8% in 1994 but was down from 9.9% in 1993. The 1995 increase was due primarily to the reduced sales volume, which offset the impact of ongoing cost containment efforts.

Operating Income

     Operating income declined to $1,310,400 in 1995 from $1,402,700 but was up from $1,079,800 in 1993. As a percentage of net sales, the operating margin rose to 12.1% in 1995 from 11.7% in 1994 and 11.1% in 1993. The 1995 operating margin improvement reflected the increase in the gross margin for the year.

Other Income (Expense)

     Other income totaled $43,700 in 1995, compared to other income of $2,400 in 1994 and other expense of $6,700 in 1993. The increased level of other in-come in 1995 reflected the receipt of premium returns on two workers' compensa-tion insurance policies for the years of 1993 and 1994.

Income Tax Benefit (Provision)

     The Company's provision for income taxes was $545,000 in 1995 and $500,000 in 1994. The Company realized an income tax benefit of $374,500 in 1993, re-flecting adoption of a change in accounting principle for income taxes (SFAS
109) and recognition of tax loss carryforwards from prior years for financial statement purposes.

Net Income

     The Company reported net income of $809,100 or $.37 per share in 1995, compared to $905,100 or $.41 per share in 1994 and $1,447,600 or $.68 per share in 1993. The change in accounting principle for income taxes and the recogni-tion of the net operating loss carryforwards increased 1993 earnings per share by $.38. The Company's 1995 net income was not affected by the September ac-quisition of all of the stock of Shagawa Resort, Inc.


Financial Condition

     Cash and cash equivalents for fiscal years ending 1995 and 1994 were rela-tively unchanged at $543,000 and $606,800 respectively. In contrast, the cash balance of $52,600 for year-end 1993 was affected by substantial pay-downs of long-term debt and short-term financing. Net cash from operating activities decreased $509,400 during 1995 from $926,000 to $416,600. The Company's net income, depreciation, customer deposits and deferred income taxes provided ap-proximately $1,279,000 of operating cash. However, the year-end build-up of finished goods inventory (due to weather related conditions affecting unit de-liveries) and reductions to accounts payable, accrued expenses and the acqui-sition of treasury stock required approximately $556,000 of cash outflows. In addition, cash activity was also affected by the satisfaction of an account re-ceivable in the amount of $628,141 used to purchase all the outstanding shares of Shagawa Resort, Inc.

     Net cash used for investing activities increased $982,200 in 1995 to $1,337,600 due primarily to the on-going construction at the Shagawa Resort project. On-site construction is anticipated to be completed during April 1996 with an anticipated opening date of May 1, 1996. Total cost of the project is estimated at $4,345,000 which has been reduced by approximately $1,705,000 in existing equity and economic incentives for a final estimated net cost of $2,640,000.

     Working capital decreased $220,800 from $1,967,500  in 1994 to $1,746,700 at the end of 1995. The current ratio decreased from 2.7 to 1 at December 31, 1994 to 2.4 to 1 at December 30, 1995.

     Long-term debt, net of current maturities, increased from $115,600 at year-end 1994 to $1,066,300 at year-end 1995. Long-term debt consists primar-ily of Industrial Development Revenue Bonds, which financed the purchase of property and equipment for the Company's only manufacturing facility and a re-cently entered into construction mortgage loan agreement covering the financing of the construction costs for the Shagawa Resort project. The Company entered into a long-term debt agreement during September, 1995 whereby the balance of the construction loan for Shagawa Resort, Inc. up to a maximum of $1,850,000 will be financed. The construction loan bears an interest rate of 8.75%, to be adjusted every three years, with monthly principal and interest payments based upon a 20 year amortization and 10 year balloon payment. The debt is secured by the assets of Shagawa Resort, Inc. and a partial guarantee by the Small Business Administration.

     In conjunction with the purchase of Shagawa Resort, Inc., the Company also entered into a management agreement for the operation of the hotel/resort. The management agreement calls for the managing agent to pay minimum monthly pay-ments of $22,100 to the Company plus a percentage of room and food/beverage re-ceipts when these amounts exceed the minimum rentals on an annual basis. The minimum monthly payments are structured to cover the monthly construction loan mortgage payments. It is anticipated that the Company's ownership of Shagawa Resort, Inc. will have a minimum impact on the Company's earnings during 1996.

     Stockholders' equity, after the purchase of 43,080 shares of treasury stock at a cost of $144,100, increased $685,100 to $3,479,300 at December 30, 1995. Reflecting increased equity and the addition of long-term debt, the ratio of long-term debt to stockholders' equity decreased to .30 to 1 at year-end 1995 from .04 to 1 at year-end 1994.

     At December 30, 1995, the Company had no outstanding borrowings on its $1,000,000 line of bank credit. However, the Company had two outstanding standby letters of credit totaling $262,230 which reduced the available bank line of credit accordingly. One standby letter of credit in the amount of $75,000 expired during January, 1996 with the remaining standby letter of credit expiring in July, 1996.

     Management believes internally-generated cash, short-term borrowings on its existing credit line and cost controls should provide adequate funds for supporting Company operations and scheduled capital investments in 1996.

     Statements regarding the Company's operations, performance and financial condition for 1996 are subject to certain risks and uncertainties. These risks and uncertainties include but are not limited to: rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family/commercial sales. Like-wise, escalating and volatile material costs could also affect the Company's profit margins.


Item 8. Financial Statements

        Index to Consolidated Financial Statements and Supplementary Financial Data

                -  Report of Independent Auditors

              Financial Statements:

                - Consolidated Balance Sheet, December 30, 1995 and December
                  31, 1994

                - Consolidated Statements of Operations, Years Ended December
                  30, 1995, December 31, 1994 and December 25, 1993

                - Consolidated Statements of Stockholders' Equity, Years Ended
                  December 30, 1995, December  31, 1994 and December 25, 1993

                - Consolidated Statements of Cash Flows, Years Ended December
                  30, 1995, December 31, 1994 and December 25, 1993

                - Notes to Consolidated Financial Statements



INDEPENDENT AUDITOR'S REPORT

The Stockholders and Board of Directors
Dynamic Homes, Inc. And Subsidiaries
Detroit Lakes, Minnesota

We have audited the accompanying consolidated balance sheets of Dynamic Homes, Inc. and Subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Homes, Inc. and Subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the pe-riod ended December 30, 1995, in conformity with generally accepted accounting principles.

Charles Bailly and Company, P.L.L.P

Fargo, North Dakota
February 26, 1996






DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                                  			     	1995           	1994
                                                     ----------      ----------
ASSETS

CURRENT ASSETS
	Cash and cash equivalents			                       $   543,000   	 $   606,800
	Account receivable, less allowance for doubt-
   ful account	1995  $ 35,000;  1994  $ 30,700		        698,600         933,400
	Inventories - Note 2			                              1,638,300       1,464,600
	Prepaid expenses			                                     39,400          23,800
	Deferred income taxes - Note 10			                      90,000 	        80,000
					                                                 ---------       ---------
		 Total Current Assets		                             3,009,300 	     3,108,600

OTHER ASSETS				                                         37,900 	        13,700

PROPERTY AND EQUIPMENT, net of accumulated
	depreciation - Notes 3 and 14                        2,786,000         958,600
				                                                  ---------       ---------
                                              			 	 $ 5,833,200 	   $ 4,080,900
	                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	Notes payable	                                  		 $         - 	   $     1,600
	Current maturities of long-term debt - Note 4			        62,300          30,200
	Accounts payable			                                    215,900 	       407,000
	Customer deposits - Note 5			                          407,400 	       247,500
	Accrued expenses - Note 6			                           393,000 	       440,700
	Income taxes payable			                                184,000 	        14,100
					                                                 ---------       ---------
		 Total Current Liabilities		                        1,262,600 	     1,141,100
                                                      ---------       ---------

LONG-TERM DEBT, less current maturities - Note 4		    1,066,300         115,600
                                                      ---------       ---------

DEFERRED INCOME TAXES - Note 10		           	            25,000 	        30,000
                                                      ---------       ---------

COMMITMENTS AND CONTINGENCIES -  Note 14

STOCKHOLDERS' EQUITY -  Note 7
	Common stock, par value $.10 per share
		Authorized 5,000,000 shares
		Issued, 2,259,000 in 1995;
			2,226,000 in 1994	                                   225,900 	       222,600
	Additional paid-in capital			                          133,900 	       117,100
	Retained earnings			                                 3,263,600 	     2,454,500
                                                      ---------       ---------
                                                      3,623,400 	     2,794,200
	Less treasury stock, at cost (43,080 shares)			       (144,100)	             -
                                                      ---------       ---------
                                            				      3,479,300 	     2,794,200
					                                                 ---------       ---------
	                   	                               $ 5,833,200 	   $ 4,080,900
					                                                 =========       =========

               See notes to consolidated financial statements.






DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993

                                            			1995         	1994        	1993
		            	                          ----------    ----------   ----------
SALES -  Notes 11 and 12
	Single-family	                      	  $ 7,962,300   $ 8,327,500	  $ 6,462,400
	Multi-family/commercial		                1,918,800  	  2,668,300     2,489,000
	Other		                                    346,600       314,600 	     281,400
	Transportation	                   	        621,300 	     663,200 	     521,800
                                          ---------     ---------     ---------
                                  			    10,849,000    11,973,600 	   9,754,600

COST OF SALES -  Note 8	            	     8,497,500     9,519,800 	   7,705,000
                                          ---------     ---------     ---------

GROSS PROFIT			                           2,351,500     2,453,800     2,049,600

OPERATING EXPENSES -  Note 9		            1,041,100     1,051,100       969,800
                                          ---------     ---------     ---------

INCOME FROM OPERATIONS	                   1,310,400     1,402,700 	   1,079,800

OTHER INCOME (EXPENSES)
	Interest expense		                         (20,700)      (30,300)      (55,400)
	Interest income and service charges		       30,900 	      14,100        26,200
	Gain (loss) on sale of prop. and eqpt.           - 	       5,400 	      (2,200)
	Other, net		                                33,500 	      13,200        24,700
                                          ---------     ---------     ---------

INCOME BEFORE INCOME TAX
	(PROVISION) BENEFIT	              	      1,354,100     1,405,100 	   1,073,100

INCOME TAX (PROVISION) BENEFIT -  Note 10  (545,000)     (500,000)      374,500
                                          ---------     ---------     ---------

NET INCOME                               $  809,100  	 $  905,100 	 $ 1,447,600
                                          =========     =========     =========

INCOME PER COMMON SHARE			                  $  0.37 	     $  0.41 	     $  0.68
                                             ======        ======        ======

                  See notes to consolidated financial statements.






DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993


                                        Add'l.
                      Common Stock     Paid-in  Retained 	Treasury
                  		 Shares   Amount   Capital	 Earnings 	Stock          Total
                   --------- -------- -------- ---------- ----------  ----------
BALANCE, DECEMBER
  26, 1992         2,109,000 $210,900 $ 58,300 $  101,800 $       -  $  371,000
	Common Stock
  Options Exer-
  cised - Note 7      25,000    2,500   11,600          -         -      14,100
	Net Income	               -        - 	      - 	1,447,600 	       -   1,447,600
                   --------- -------- -------- ---------- ---------  ----------

BALANCE, DECEMBER
  25, 1993   		    2,134,000  213,400   69,900  1,549,400         -   1,832,700
	Common Stock
  Options Exer-
  cised -  Note 7	    92,000    9,200   47,200          -         -      56,400
	Net Income	               - 	      -        - 	  905,100         - 	   905,100
                   --------- -------- -------- ---------- ---------  ----------

BALANCE, DECEMBER
  31, 1994		       2,226,000  222,600  117,100  2,454,500         -   2,794,200
	Common Stock
  Options Exer-
  cised -  Note 7	    33,000    3,300 	 16,800 	        -         -      20,100
	Treasury Stock
  Purchased	               - 	      -        - 	        -  (144,100)   (144,100)
	Net Income	               - 	      - 	      - 	  809,100 	       -     809,100
                   --------- -------- -------- ---------- ---------  ----------

BALANCE, DECEMBER
 30, 1995		        2,259,000 $225,900 $133,900 $3,263,600 $(144,100) $3,479,300
                   ========= ======== =======		========== =========  ==========

              		See notes to consolidated financial statements.






DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993
		                               		             1995        	1994        	1993
						                                     ---------    ---------    ---------
OPERATING ACTIVITIES
	Net income		                           	 $  809,100 	 $  905,100 	 $1,447,600
	Charges and credits to net income not
		affecting cash
			Deprecation and amortization	             140,100 	    123,200      108,600
			Provision for doubtful accounts	            6,100 	      6,000 	     27,200
			(Gain) loss on sale of prop. and eqpt.          -       (5,400)      	2,200
			Deferred income taxes	                    (15,000)	    350,000     (400,000)
	Changes in assets and liabilities
			Accounts receivable	                     (399,400)    (222,500)    (212,200)
			Inventories	                             (173,700)	   (558,300)    (195,000)
			Prepaid expenses	                         (15,600)	     (2,100)	     25,600
			Prepaid income taxes	                           - 	      4,200 	     (4,200)
			Other assets	                             (26,000)      (5,800)        	500
			Accounts payable	                        (191,100)    	155,800      (98,000)
			Customer deposits	                        159,900      106,600       11,200
			Accrued expenses	                         (47,700)     	55,100       22,700
			Income tax payable	                       169,900 	     14,100            -
						                                     ---------    ---------    ---------
NET CASH FROM OPERATING ACTIVITIES           416,600 	    926,000 	    736,200

INVESTING ACTIVITIES
	Proceeds from sale of prop. and eqpt.         3,300       38,400        1,300
	Purchase of property and equipment			    (1,340,900)    (393,800)    (212,200)
						                                     ---------    ---------    ---------
NET CASH (USED FOR) INVESTING ACTIVITIES  (1,337,600)    (355,400)    (210,900)
						                                     ---------    ---------    ---------
FINANCING ACTIVITIES
	Net payments on revolving credit agree-
  ments	and other short-term financing        (1,600)      (5,500)    (132,000)
	Proceeds from construction mortgage loan		  999,300 	          - 	          -
	Principal payments on long-term debt			     (33,500)     (67,300)    (380,100)
	Proceeds from long-term debt borrowings			   17,000 	          -            -
	Proceeds from issuance of common stock			    20,100 	     56,400       14,100
	Payments for purchase of treasury stock		  (144,100)           - 	          -
						                                     ---------    ---------    ---------
NET CASH FROM (USED FOR) FINANCING
  ACTIVITIES                    			          857,200      (16,400)    (498,000)
						                                     ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                 			            (63,800)	    554,200 	     27,300

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR		                    		            606,800       52,600       25,300
						                                     ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR		$  543,000 	 $  606,800 	 $   52,600
						                                     =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
	Cash payments for
		Income taxes paid		                     $  390,100 	 $  136,680 	 $   29,700
		Interest, less capitalized interest
   of $ 17,649 in 1995		                      16,100 	     30,600 	     58,500
						                                     =========    =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVEST-
  ING AND	FINANCING ACTIVITIES
	Purchase of stock of Shagawa Resort,
  Inc.  -  Note 14:
			Fair Value of assets acquired        	 $  653,700
			Satisfaction of accounts receivable	     (628,100)
						                                     ---------
			Cash paid                            	 $   25,600
						                                     =========

                   See notes to consolidated financial statements.






DYNAMIC HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993


1.   BUSINESS ACTIVITY, SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

Principles of Consolidation

     The consolidated financial statements include the accounts of Dynamic Homes, Inc., and its wholly-owned subsidiaries. Shagawa Resort, Inc. had no activity other than the construction of a hotel and resort. The remaining three wholly-owned subsidiaries had no significant operations during 1995, 1994 and 1993. All significant intercompany accounts and transactions have been eliminated.

Principal Business Activity

     The Company manufactures modular, preconstructed buildings for single-family, multiple-family and commercial use. Commercial operations include the manufacture of preconstructed office buildings, motels and apartments.

     Shagawa Resort, Inc. (a wholly-owned subsidiary) owns a hotel/resort which was under construction at December 30, 1995.

Concentrations of Credit Risk

     In the normal course of business the Company extends credit to its cus-tomers. The Company performs periodic credit evaluations of its' customers financial condition and generally does not require collateral. Accounts re-ceivable are primarily due from customers in the Upper Midwest and are not con-centrated in a particular industry.

     The Company's cash balances are maintained in several bank deposit ac-counts. Periodically, balances in these accounts are in excess of federally insured limits.

Estimates

     The preparation of financial statements in conformity with generally ac-cepted accounting principles requires management to make estimates and assump-tions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost of work in process and finished goods inventories includes materials, labor and factory overhead.

Revenue Recognition

     Sales are recognized and recorded upon delivery of the finished product.

Depreciation

     Property and equipment is stated at cost. Depreciation of property and equipment is computed using the straight-line method over the following esti-mated useful lives:

          Land Improvements                           7 - 20 years
          Buildings                                  15 - 39 years
          Machinery and equipment                     3 - 10 years

Cash Equivalents

     The Company considers all highly liquid investments purchased with a ma-turity of three months or less to be cash equivalents.

Financial Instruments

     The carrying amount of cash and cash equivalents and accounts receivable approximate fair market value because of the short maturity of these in-struments.

     The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for bank loans with similar items and ave-rage maturities. The carrying amount of long term debt approximates the esti-mated fair value at December 30, 1995 and December 31, 1994.

Amortization

     Included in other assets are costs associated with obtaining financing which are being amortized on the straight-line basis over the life of the loans. Also included are organization and start-up costs of Shagawa Resort, Inc. which will be amortized on the straight-line method over their estimated useful lives.

Income Taxes

     Income taxes are provided for the tax effects on transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, property and equipment, accrued expenses, tax credit carryforwards and net operating loss carryforwards for financial and income tax reporting. The deferred tax assets and liabilities represent future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Advertising Costs

     Costs incurred for producing and distributing advertising are expensed as incurred.

Fiscal Year

     The Company's fiscal year ends on the last Saturday of December each year. The year ended December 30, 1995 contained 52 weeks, with December 31, 1994 containing 53 weeks, and December 25, 1993, containing 52 weeks.

Income Per Common Share

     Income per share has been computed using weighted average outstanding common shares of 2,209,000 for 1995, 2,191,000 for 1994 and 2,113,000 for 1993.
Common stock equivalents represented by stock options have not been included in the income per share computation since their effect was anti-dilutive.


2.   INVENTORIES

                                       	1995          	1994
		                                 ---------      ---------
          Raw Materials         	$   660,200   	$   707,600
          Work in Process           	112,800       	116,100
          Finished Goods	            865,300	       640,900
		                                 ---------      ---------
                                	$ 1,638,300   	$ 1,464,600
                                   =========      =========


3.   PROPERTY AND EQUIPMENT

                                       	1995          	1994
                                   ---------      ---------
          Land and Improvements	 $   289,700   	$   116,600
          Buildings	                 961,900       	953,900
          Machinery and equipment	 1,305,100	     1,278,500
          Construction in pro-
             gress - Note 14      	1,699,000	             -
                                   ---------      ---------
                                   4,255,700     	2,349,000
          Less accumulated
             depreciation	        (1,469,700)	   (1,390,400)
		                                 ---------      ---------
                                	$ 2,786,000   	$   958,600
                                   =========      =========


4.   LONG-TERM DEBT

     The Company has available a line of credit which is collateralized by in-ventories and receivables. The credit available is based upon specified per-centages of inventories and receivables to a maximum of $1,000,000 in 1995 and 1994. Borrowings under the line of credit bear maximum interest at one-half percent over the bank's prime rate (9% at December 30, 1995) and there are no compensating balance requirements.

     Long-term debt consists of:
                                                          	1995          	1994
		                                                    ---------      ---------
     8.75% construction mortgage loan (A)           	$  999,300	    $        -

     8% Industrial Development Revenue Bonds of
        Detroit Lakes, Minnesota, due in varying
        annual installments, including interest,
        through April 1998, secured by property
        and equipment (B)                              	115,000       	145,000

     9.95% note payable, due in monthly install-
        ments of $ 550, including interest, to
        April, 1998, secured by vehicle                 	13,600             	-

     Other notes and contracts payable	                     700	           800
                                                      ---------	     ---------
                                                      1,128,600       	145,800
     Less current maturities	                           (62,300)	      (30,200)
		                                                    ---------      ---------
                                                   	$ 1,066,300   	$   115,600
                                                      =========      =========

      (A) The Company has entered into a construction mortgage loan agreement for the financing of construction costs of the Shagaw Resort, Inc. hotel/resort facility (Note 14). The construction mortgage loan required an initial bank deposit of $50,000 to be available and utilized for unpaid cost overruns. The loan agreement calls for the balance of the account to remain greater than $5,000 until completion of the project and payment of all costs of completion. The construction mortgage loan is due March, 1996, and secured by assets of Shagawa Resort, Inc. As discussed below, the Company has entered into a long-term debt agreement whereby the construc-tion mortgage loan will be converted to long-term financing upon maturity. Accordingly, this debt has been classified as long-term.

             The Company has entered into a long-term debt agreement whereby the balance of the construction loan, up to a maximum of $1,850,000, will be financed. This agreement calls for an inter-est rate of 8.75% to be adjusted every three years, with monthly principal and interest payments based upon a 20-year amortization with a 10-year balloon payment. This debt is to be secured by the assets of Shagawa Resort, Inc. and a partial guarantee of the Small Business Administration.

      (B) The Company financed the purchase of property and equipment through the sale of 8% Industrial Development Revenue Bonds by the City of Detroit Lakes, Minnesota. The Company has leased the property from the city for rental equal to the sum of the annual principal payment and the semiannual interest payments on the bonds. The leased property is included with property and equipment and the bonds have been recorded as a direct obligation of the Company. There are no significant restrictive covenants with respect to this bond issue.

Long-term debt maturities are as follows:

                    Years Ending December
                    ---------------------
                            1996           	  $    62,300
                            1997                 		76,000
                            1998                  	85,400
                            1999                 		41,400
                            2000                 		45,200
                            Thereafter 	   	      818,300
                                                ---------
                                             	$ 1,128,600
                                                =========


5.   CUSTOMER DEPOSITS

     Customer deposits of $407,400 at December 30, 1995 and $247,500 at Decem-ber 31, 1994 consisted of advance payments from customers for sales to be re-cognized in the following year. Sales to be recognized in 1996 related to cus-tomer deposits at December 30, 1995 are estimated to be $2,595,000.


6.   ACCRUED EXPENSES

		                                                1995           	1994
                                             ---------       ---------
     Salaries, wages and vacations		        $  183,000     	$  212,300
     Taxes, other than income taxes	           	49,600         	52,900
     Warranty	                                 	70,900         	64,900
     Other	                              	      89,500	        110,600
			                                          ---------       ---------
	                                          	$  393,000     	$  440,700
                                             =========       =========


7.   STOCK OPTION PLAN

     The Company has a stock option plan in which options on 400,000 shares of common stock are available to be issued to officers, directors and key employ-ees. Options may be granted at a price determined under provisions of the plan. 175,000 shares have been granted as disclosed below.

     In 1991, the Company's board of directors granted options to five members of the Board of Directors for 25,000 each at an option price of $ .625 per share. As of December 30, 1995, 100,000 shares have been exercised, and op-tions for 25,000 shares remain outstanding.

     In 1992, the Company's board of directors granted options to the president of the Company for 50,000 shares at an option price of $ .562 per share. As of December 30, 1995, all 50,000 shares have been exercised.


8.   COST OF SALES

                                 		1995         	1994         	1993
				                          ---------     ---------     ---------
     Materials	            	$ 5,526,700  	$ 6,553,600  	$ 5,149,100
     Labor                    		946,600	      966,400      	809,000
     Overhead               		1,300,300    	1,225,800    	1,065,400
     Transportation		           723,900	      774,000	      681,500
                              ---------     ---------     ---------
                          		$ 8,497,500  	$ 9,519,800  	$ 7,705,000
                              =========     =========     =========


9.   OPERATING EXPENSES

                                 		1995         	1994         	1993
                              ---------     ---------     --------
          Marketing       		$   351,000  	$   402,900  	$   405,800
          Administration        690,000	      648,200	      564,000
                              ---------     ---------     ---------
                          		$ 1,041,000  	$ 1,051,100  	$   969,800
                              =========     =========     =========


10.   INCOME TAXES

     Net deferred tax assets and liabilities consist of the following compo-nents as of December 30, 1995 and December 31, 1994:

		                                               1995        	1994
                                            ---------    ---------
          Deferred tax assets:
              Receivable allowances     		$    15,000 	$    12,500
              Accrued expenses	               	70,000      	65,500
              Book/tax inventory adjustment     5,000 	      2,000
                                            ---------    ---------
                                        		$    90,000 	$    80,000
                                            =========    =========
          Deferred tax liabilities:
              Property and equipment		    $    25,000 	$    30,000
                                            =========    =========

     The deferred tax amounts described above have been included in the accom-panying balance sheets as of December 30, 1995 and December 31, 1994 as follows:

                                          		1995        	1994
                                       ---------    ---------
          Current assets           		$    90,000 	$    80,000
          Current liabilities		         ( 25,000)    ( 30,000)
                                       ---------    ---------
                                   		$    65,000 	$    50,000
                                       =========    =========

     The (provision) benefit for income taxes charged to operations for the years ended December 30, 1995, December 31, 1994 and December 25, 1993 consist of the following:

                                          		1995         	1994        	1993
                                       ---------     ---------    ---------
          Current expense	          	$  (560,000) 	$  (575,000)	$  (431,500)
          Benefit of operating loss
            and tax credit carry-
            forwards	                         	-    	 425,000      	406,000
          Deferred taxes		                15,000  	  (350,000)      400,000
                                       ---------    ---------     ---------
                                   		$  (545,000)	 $ (500,000)  $   374,500
                                       =========    =========     =========

     The income tax (provision) benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 30, 1995, December 31, 1994 and December 25, 1994 due to the following:

                                           	1995        	1994        	1993
                                       ---------    ---------    ---------
          Income tax computed at
            federal statutory rates  $  (460,000) 	$ (480,000) 	$ (365,000)
          State tax provision          	(100,000)   	( 85,000)   	( 64,300)
          Change in income taxes
            resulting from:
              Benefit of operating
                loss carryforwards	            -           	-     	803,800
              Non-deductible expenses     	7,000           	-           	-
              Book/tax inventory
                adjustment                	3,000	           -           	-
              Book/tax property and
                equipment adjustment      	5,000           	-           	-
              Tax rate deduction on
                reversing timing
                differences	                   -	      65,000	           -
	                                      ---------    ---------    ---------
                                    	$  (545,000) 	$ (500,000)	 $  374,500
                                       =========    =========    =========


11.   RELATED PARTY TRANSACTIONS

     The Company had a note payable with a member of the Company's board of di-rectors of $35,700 at December 25, 1993. Interest expense of $800 and $13,300 was incurred during the years ended December 31, 1994 and December 25, 1993, respectively.

     The Company had sales totaling approximately $399,400 in 1995, $599,500 in 1994, and $707,700 in 1993 to members of the board of directors and entities owned by Board members. At December 30, 1995 and December 31, 1994, the Com-pany had accounts receivable of $12,600 and $6,300, respectively, relating to these sales.


12.   MAJOR CUSTOMERS

     The Company derived approximately 14% of its revenue from one customer during the year ended December 30, 1995 and 11% from one developer during the year ended December 31, 1994. There was no customer responsible for more than 10% of the revenue during the year ended December 25, 1993.


13.   PROFIT SHARING PLAN

     The Company has a qualified profit sharing plan which covers all employees who meet eligibility requirements. Under the terms of the plan, employees may contribute 1% to 5% of their annual salary, up to the maximum allowed by Inter-nal Revenue Service regulations. The Company's contribution to the plan, as determined by the board of directors, is discretionary but may not exceed 100% of the employees' contribution. The Company contributed $5,595 to the plan for the year ended December 30, 1995, $5,625 for the year ended December 31, 1994 and no contributions were made for the year ended December 25, 1993.


14.   COMMITMENTS AND CONTINGENCIES

Purchase of Shagawa Resort, Inc.

     During 1995, Dynamic Homes, Inc. purchased 100% of the common stock of Shagawa Resort, Inc., a hotel/resort in northern Minnesota. The stock was ex-changed for an account receivable in the amount of $628,100. The Company in-curred costs to acquire the stock totaling $25,600. Push-down accounting was used to establish the cost basis of the assets acquired.

     At the date of the purchase, and at December 30, 1995, the hotel was under construction. The total estimated cost of the project is $2,640,000, with an estimated cost to complete at December 30, 1995 of $800,000. The hotel is ex-pected to open May 1, 1996.

     The total estimated cost of the project is estimated at $4,345,000. This cost has been reduced by approximately $605,000 related to the push down ac-counting adjustment and approximately $1,100,000 in economic incentives for a final net cost of $2,640,000.

Shagawa Resort, Inc. Management Agreement

     In conjunction with the purchase, the Company has entered into a manage-ment agreement for the operation of the hotel/resort. The management agreement calls for the managing agent to pay minimum monthly payments of $22,100 to the Company, plus a percentage of room receipts and food/beverage receipts when these amounts exceed the minimum rentals on an annual basis. The agreement calls for the managing agent to retain or absorb any operating profit or loss generated by the facility.

     The Company also entered into an option agreement with the managing agent which will allow the managing agent to purchase the stock of Shagawa Resort, Inc. at a price determined by the agreement. The option agreement expires in December 1997.

Stock Option Plan

     The Company's board of directors has approved an additional stock option plan granting options for a total of 175,000 shares of stock to several offi-cers and directors, subject to approval at the Company's next annual shareholder meeting.

Letter of Credit

     At December 30, 1995, the Company had outstanding two standby letters of credit totaling $262,230. The letters of credit expire in January 1996 and July 1996. The letters of credit are available to customers to draw on in the event of default by the Company on contracts to deliver a predetermined number of units.



PART III


Item 9. Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure

     None.


Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors and officers of the Registrant is incor-porated by reference to the Company's definitive proxy statement. Annual meet-ing date to be determined.


Item 11. Executive Compensation

     Executive compensation information is incorporated by reference to the Company's definitive proxy statement. Annual meeting date to be determined.


Item 12. Security Ownership of Certain Beneficial Owners and  Management

              (A)  Security Ownership of Certain Beneficial Owners
                          Set forth below is certain information concerning persons who are known by the Company to own benefi-cially more than 5% of the Company's voting shares on March 20, 1996.

                  	   Title	   	Name & Address of	      	Number of			   Percent
	                  of Class    	Beneficial Owner		       Shares Owned			of Class
                   --------     -----------------        ------------   --------
                    	Common	    D. Raymond Madison		      542,784 (1)			  24.22
                             			PO Box 612
	                             		Brainard, MN   56401


                          (1)  Includes 78,199 shares outstanding in the name
                                of Mr. Madison's wife.

             (B)  Security Ownership of Management:
                          The following table sets forth as of March 20, 1996, information concerning the beneficial ownership of common stock held by all directors and officers and all directors and officers of the Company as a group:

                         	Name of 						                      	 	Percent
                          Beneficial Owner 	    Common Shares		 	of Class
                          ----------------      -------------    --------
                         	D. Raymond Madison 	   	542,784 (1) 	    24.22
	                         Gordon H. Lund 		        89,995     			   4.01
	                         Vern Muzik 		         	  65,246 (2)   	   2.91
	                         Israel Mirviss 			       29,896 (3)	  	   1.34
	                         Clyde R. Lund Jr. 		     39,774 			       1.78
                         	Ronald L. Gustafson 	 	  25,300           1.13
                         	Peter K. Pichetti 		      5,000 	          .22
                         	Glenn R. Anderson 		      5,000 	          .22
                         	Eldon R. Matz 		     	    2,000 	          .09


                         	All directors and
                         	officers as a group     804,995 (4)  		  35.92

                          (1)  Includes 78,199 shares outstanding in the name
                                of Mr. Madison's wife.

                          (2)  Includes 246 shares outstanding in the name of
                                Mr. Muzik's wife.

                          (3)  Includes options to purchase 25,000 shares exer-
                                cisable within 60 days of March 20, 1996.

                          (4)  Includes options to purchase 25,000 shares exer-
                                cisable within 60 days of March 20, 1996.


             (C)  Changes in Control:
                          The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


Item 13. Certain Relationships and Related Transactions:

Reference Notes to Consolidated Financial Statements, Note 11 of this Form 10-K.



PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (A)  1. Financial Statements  - Included in Part II, Item 8

             Independent Auditor's Report

             Consolidated Balance Sheets at December 30, 1995 and December 31,
                  1994

             Consolidated Statements of Operations for the years ended December
                  30, 1995, December 31, 1994 and December 25, 1993

             Consolidated Statements of Stockholders' Equity for the years ended
                  December 30, 1995, December 31, 1994 and December 25, 1993

             Consolidated Statements of Cash Flows for the years ended
                  December 30, 1995, December 31, 1994 and December 25, 1993

             Notes to Consolidated Financial Statements

     (B)  2. Financial Statement Schedule - Included in Part IV

             Schedule IV - Related Party Debt

             Schedule V - Property and Equipment

             Schedule VI - Accumulated Depreciation of Property and Equipment

             Schedule VIII - Valuation and Qualifying Accounts

             Schedule IX - Short-term Borrowings

             Schedule X - Supplementary Income Statement Information


             Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     (B)  Reports on Form 8-K:

             During the fourth quarter, Form 8-K was filed on October 12, 1995, regarding the acquisition of the outstanding shares of Shagawa Resort, Inc., who was the sole owner of a Holiday Inn Sunspree Motel which was under construction and located in Ely, Minnesota.


     (C)  Exhibits:

              (3)  Articles of Incorporation and Bylaws incorporated by refer-
                         ence to Form 10-K as filed for the year ended December 27, 1986. **

             (10)  Material Contract - Loan and Security Agreement between
                         Dynamic Homes, Inc. and D. Raymond Madison incorpor-ated by reference to Form 10-K as filed for the year ended December 29, 1990. **

                   Material Contract - Loan and Security Agreement between
                         Dynamic Homes, Inc. and Detroit Lakes Development Authority incorporated by reference to Form 10-K as filed for the year ended December 29, 1990. **

             (13)  Annual Report to Security Holders. **

             (21)  Subsidiaries of Dynamic Homes, Inc.:
                          21.1 Dynamic Homes of Fargo/Moorhead, Inc.
                          21.2 Dynamic Homes of Dakota, Inc.
                          21.3 Rapid Building Systems, Inc.
                          21.4 Shagawa Resort, Inc.

**  -  Omitted






DYNAMIC HOMES, INC.
SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES - NON-CURRENT
Years Ended December 30, 1995, December 31, 1994 and December 25, 1993


                          				Balance	                             				Balance
			                          	Beginning			                            	End
		                          		of Year    		Additions	   Deductions    	Year
                              ---------    ---------    ----------    ---------
     Year Ended
       December 25, 1993:
         D. Raymond Madison  	$ 194,100	   $     -0-   	$  158,400	   $  35,700

     Year Ended
       December 31, 1994:
         D. Raymond Madison	 	$  35,700   	$     -0-   	$   35,700   	$     -0-

     Year Ended
      December 30, 1995:
        D. Raymond Madison  		$     -0-   	$     -0-   	$      -0-   	$     -0-






DYNAMIC HOMES, INC.
SCHEDULE V - PROPERTY AND EQUIPMENT
Years Ended December 30, 1995, December 31, 1994 and December 25, 1993


                             Balance                        						    Balance
				                         Beginning	   Additions          			      End of
               		          		of Year		    at Cost 	    Retirements    Year
                             ---------    ---------    -----------    ---------
     Year Ended
      December 25, 1993:
        Land and Improv.		 $   108,100  	$      800   	$       -0-   $   108,900
        Buildings 		     	     586,100	     144,600   	        -0-       730,700
        Machinery and Eqpt.  1,301,100 	     66,800	      ( 35,200)	   1,332,700
                             ---------    ---------      ---------     ---------
                        			$ 1,995,300	  $  212,200	   $  ( 35,200)	 $ 2,172,300
                             =========    =========     ==========    ==========

     Year Ended
      December 31, 1994:
        Land and Improv. 		$   108,900	  $    7,700   	$       -0-   $   116,600
        Buildings			           730,700   	  223,200	           -0-       953,900
        Machinery and Eqpt.  1,332,700      162,900	      (217,100)    1,278,500
                             ---------    ---------      ---------     ---------
                       				$ 2,172,300	  $  393,800   	$  (217,100)  $ 2,349,000
                             =========    =========      =========     =========

     Year Ended
      December 30, 1995:
       Land and Improv.		  $   116,600   $  173,100    $       -0-   $   289,700
       Buildings			            953,900        8,000            -0-       961,900
       Machinery and Eqpt.	  1,278,500	      88,800	      ( 62,200)    1,305,100
       Const. in Progress
         - Note 14                 -0-    1,699,000            -0-     1,699,000
                             ---------    ---------      ---------     ---------
                       				$ 2,349,000  $ 1,968,900   	$  ( 62,200)  $ 4,255,700
                             =========    =========      =========     =========





DYNAMIC HOMES, INC.
SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
Years Ended December 30, 1995, December 31, 1994 and December 25, 1993

                                 						 Provisions
	                          Balance      Charged to
				                       Beginning	   Costs and			                Balance
				                       of Year	     Expenses	     Retirements	  End of Year
                           ---------    ----------    -----------   ----------

     Year Ended
      December 25, 1993:
       Land and Improv.	 $    40,300   $     1,300  	$       -0-   	$    41,600
       Buildings      		     384,600    	   17,600 	         -0-        402,200
       Mach. and Eqpt.		     970,300    	   76,600	      (31,700)	    1,015,200
                           ---------     ---------     ---------      ---------
                     	 		$ 1,395,200 	 $    95,500  	$   (31,700)  	$ 1,459,000
                           =========     =========     =========      =========

     Year Ended
      December 31, 1994:
       Land and Improv.		$    41,600 	 $     1,800	  $       -0-   	$    43,400
       Buildings      		     402,200  	     24,300 	         -0-        426,500
       Mach. and Eqpt. 		  1,015,200	       89,600	     (184,300)	      920,500
                           ---------     ---------     ---------      ---------
	                     			$ 1,459,000	  $   115,700  	$  (184,300)  	$ 1,390,400
                           =========     =========     =========      =========

     Year Ended
      December 30, 1995:
       Land and Improv.		$    43,400	  $     2,500  	$       -0-   	$    45,900
       Buildings 			         426,500        31,500           -0-  	     458,000
       Mach. and Eqpt.       920,500       104,200       (58,900)	      965,800
	                          ---------     ---------     ---------      ---------
                      			$ 1,390,400  	$   138,200  	$   (58,900)  	$ 1,469,700
                           =========     =========     =========      =========






DYNAMIC HOMES, INC.
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 30, 1995, December 31, 1994 and December 25, 1993


     Transactions in the allowance for doubtful accounts during the years ended December 30, 1995, December 31, 1994 and December 25, 1993 were as follows:


                       		Balance		    Provision     Accounts
                        	Beginning 	  Charged to    Chgd. off Net   	Balance
		                     		of Year      Operations    of Recoveries    End of Year
                         ---------    ----------    -------------    -----------
     Year Ended
      December 25, 1993 	$  28,500    	$   3,300    	$   ( 1,800)   	$   30,000

     Year Ended
      December 31, 1994 	$  30,000    	$   6,000    	$   ( 5,300)   	$   30,700

     Year Ended
      December 30, 1995 	$  30,700    	$   6,100    	$   ( 1,800)   	$    35,000






DYNAMIC HOMES, INC.
SCHEDULE IX - SHORT TERM BORROWINGS
Years Ended December 30, 1995, December 31, 1994 and December 25, 1993


      The amounts reported represent amounts owed under a line of credit.

                                                                						 	Weighted
                                                    						Average      	Average
                               			Weighted  	Maximum     	Month End    	Interest
                               			Average   	Borrowing   	Borrowing    	Rate
                    		Balance    	Interest  	Outstanding 	Outstanding  	During
               	     	End        	Rate at   	During the  	During the   	the
                   			of Year	(1)	Year End	  Year        	Year (2)      Year (3)
                      ----------- --------   -----------  -----------   --------
Year Ended
 December 25, 1993:   	$     -0-    	8.00%   	$  408,712   $   68,700   	  8.00%

Year Ended
 December 31, 1994:   	$     -0-   	 9.50%   	$  831,548   $  185,800   	  8.40%

Year Ended
 December 30, 1995:	   $     -0-    	9.00%   	$  446,767  	$   69,659   	  9.50%


     (1) The Company has available a line of credit which is collateralized by inventories and receivables. The credit available is based on spec-ified percentages of inventories and receivables to a maximum of $1,000,000 for both 1995 and 1994. Borrowings under the current line of credit bear maximum interest at one-half percent over the prime interest rate. As of December 30, 1995, the Company did not have any outstanding borrowings under its line of credit. However, as of December 30, 1995, the Company had two standby letters of credit totaling $262,230 which reduced the available line of credit accordingly. As of January 19, 1996, one of the outstanding let-ters of credit matured and reduced the standby letter of credit value to $187,230.

     (2) Average amounts outstanding during the period are computed as an ave-rage of the month-end balances.

     (3) For the periods presented the interest on the Company's short-term debt fluctuated with the prime rate. The weighted average interest rate was computed based upon the effective rate under the loan agreements.






DYNAMIC HOMES, INC.
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
Years Ended December 30, 1995, December 31, 1994 and December 25, 1993

                       		    	Maintenance    	Taxes, Other Than	    Advertising
                      				    and Repairs   		Payroll and Income  	 Cost
                              -----------     ------------------    -----------
     Year Ended
        December 25, 1993      $  155,000        		   $   84,500   	$  144,400

     Year Ended
        December 31, 1994    		$  184,515           		$  111,603   	$  133,156

     Year Ended
        December 30, 1995    		$  208,210           		$   94,823  		$  105,733

     There were no royalties paid or amortization of intangible assets, pre-operating cost or similar deferrals requiring disclosure.





SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Reg-istrant and in the capacities on the dates indicated.


     VERN MUZIK,			                       ISRAEL MIRVISS,
 	   President				                      		Director


    	D. RAYMOND MADISON,	              			RONALD L. GUSTAFSON,
    	Chairman of the Board		            		Director


    	CLYDE R. LUND JR.,                   PETER K. PICHETTI,
    	Secretary			                      			Director


    	G. HOWARD LUND,                 					GLENN R. ANDERSON,
    	Treasurer			                        	Director


    	ELDON R. MATZ,
    	Controller & Ass't Treasurer



     Dated: March 26, 1996