Form 10-Q
period 1996-03-31
DYNAMIC HOMES INC
filed 1996-05-15
CIK 225278

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


For The Quarter Year Ended March 31, 1996

Commission File Number 0-8585

Dynamic Homes, Inc. (Exact name of registrant as specified in its charter) Minnesota (State or Other Jurisdiction of Incorporation or Organization) 41-0960127 (IRS Employer Identification No.)
525 Roosevelt Avenue, Detroit Lakes, MN 56501 (Address of principal executive offices)

(218)  847-2611 (Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regi-strant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO

As of March 31, 1996, 2,215,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995 the Company implemented a six month plan to repurchase up to 100,000 shares of its outstanding common stock. As of March 31, 1996, a total of 43,080 shares have been repurchased and excluded from the common shares outstanding.


PART I.

Item 1.  Financial Statements

DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1996 & 1995
(Unaudited)
                                                3/31/96         3/31/95
						-------         -------
Revenues
  Single - Family                               993,000         832,000
  Multi - Family / Commercial                         0         851,000
  Other                                          49,000          32,000
  Transportation                                 67,000         129,000

    Total Revenues - Net                      1,109,000       1,844,000

Cost of Sales
  Materials                                     557,000         909,000
  Labor                                          93,000         195,000
  Overhead                                      136,000         190,000
  Transportation                                145,000         167,000

    Total Cost of Sales                         931,000       1,461,000

Gross Profit                                    178,000         383,000

Operating Expenses
  Marketing                                      93,000          78,000
  Administration                                174,000         157,000

    Total Operating Expenses                    267,000         235,000

Operating Income                                (89,000)        148,000

Other (Income) Expense
  Interest Expense                                3,000           3,000
  Other, Net                                     (4,000)         (5,000)

    Total Other (Income) Expense                 (1,000)         (2,000)

Income Before Taxes                             (88,000)        150,000

Income Tax (Provision) Benefit                   35,000         (60,000)

Net Income                                      (53,000)         90,000

Earnings Per Common Share                         (0.02)           0.04

Weighted Average Number of Shares
Outstanding per Period                        2,215,900       2,212,100

Dividends per Common Share                         None            None

See notes to consolidated financial statements.

DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1996 & DECEMBER 30,1995
(Unaudited)
						3/31/96       12/30/95
						-------       --------
ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                        59,000        543,000
  Accounts receivable, less allowance for
     doubtful accounts, pledged                 238,000        699,000
  Inventories pledged (Note 2)                2,547,000      1,638,000
  Prepaid expenses (Note 5)                     216,000         39,000
  Deferred income taxes (Note 4)                 90,000         90,000

    Total Current Assets                      3,150,000      3,009,000

OTHER ASSETS:
  Other assets                                   67,000         38,000

    Total Other Assets                           67,000         38,000

PROPERTY, PLANT & EQUIPMENT, at:
  Cost - pledged in part (Note 6)             5,027,000      4,256,000
    Less - accumulated depreciation          (1,503,000)    (1,470,000)

  Net Property, Plant & Equipment             3,524,000      2,786,000

    Total Assets                              6,741,000      5,833,000


LIABILITIES
CURRENT LIABILITIES:
  Notes payable                                       0              0
  Current portion - long-term debt               62,000         62,000
  Accounts payable                              612,000        216,000
  Customer deposits                           1,016,000        408,000
  Accrued expenses
    Salaries, wages and vacations               145,000        183,000
    Taxes, other than income                    108,000         50,000
    Warranty                                     72,000         71,000
    Other                                        42,000         89,000
    Income Taxes                               (111,000)       184,000

    Total Current Liabilities                 1,946,000      1,263,000

LONG-TERM DEBT:  (Note 7)
  Less current portion included above         1,343,000      1,066,000

DEFERRED INCOME TAXES (Note 4)                   25,000         25,000

    Total Liabilities                         3,314,000      2,354,000

STOCKHOLDERS' EQUITY

Common stock, par value $.10 per share
  Authorized, 5,000,000 shares; issued
  and outstanding, 2,215,850 in 1996;
  2,190,850 in 1995                             226,000        226,000
Paid-in capital in excess of par                134,000        134,000
Retained earnings                             3,211,000      3,263,000
Treasury stock - 43,080 shares                 (144,000)      (144,000)

    Total Stockholders' Equity                3,427,000      3,479,000

    Total Liabilities & Stockholders' Equity  6,741,000      5,833,000

See notes to consolidated financial statements.


DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 & 1995
(Unaudited)
							3/31/96        3/31/95
							-------        -------
Cash Flows From Operating Activities
 Net Income (Loss)                                     (53,000)        90,000
  Adjust to Reconcile Net Income or Loss
  Provided by (Used in) Operating Activities:
   Depreciation                                         35,000         31,000
   Provision for Doubtful Accounts                       2,000          2,000
   (Gain) Loss on Sale of Property & Equipment               0              0
     Change in Assets & Liabilities:
      (Increase) Decrease in Receivables               459,000        196,000
      (Increase) Decrease in Inventories              (909,000)      (652,000)
      (Increase) Decrease in Prepaid Expenses         (177,000)       (86,000)
      (Increase) Decrease in Deferred Income Tax             0              0
      (Increase) Decrease in Other Assets              (29,000)             0
      Increase (Decrease) in Accounts Payable          396,000         59,000
      Increase (Decrease) in Customer Deposit          608,000        (48,000)
      Increase (Decrease) in Accrued Expenses          (26,000)       (90,000)
      Increase (Decrease) in Income Tax Payable       (295,000)       (14,000)

Net Cash Provided by (Used in) Operating Activities     11,000       (512,000)

Cash Flows From Investing Activities
  Proceeds From Sale of Property & Equipment                 0              0
  Purchase of Property & Equipment                    (771,000)       (35,000)
  Purchase of Treasury Stock                                 0       (144,000)

Net Cash Provided by (used in) Investing
  Activities                                          (771,000)      (179,000)

Cash Flows From Financing Activities
  Proceeds from Sale of Common Stock                         0          4,000
  Net Borrowings (Payments) on Revolving Credit
    Agreements & Other Short-Term Financing                  0        202,000
  Principal Payments on Long-Term Borrowings
    Including Industrial Revenue Bonds                  (1,000)             0
  Proceeds From Long-Term Borrowings                   278,000              0

Net Cash Provided by (Used in) Financing
  Activities                                           277,000        206,000

Increase (Decrease) in Cash and Equivalents           (483,000)      (485,000)

Cash and Equivalents
  Beginning                                            543,000        607,000

  Ending                                                60,000        122,000

Supplemental Disclosures of Cash Flow
  Information
Cash Payments for:
  Income Taxes                                         260,000         74,000
  Interest                                                   0              0

See notes to condensed consolidated financial statements.


DYNAMIC HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  UNAUDITED STATEMENTS

     In the opinion of management, the accompanying unaudited condensed con-solidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as March 31, 1996 and December 30, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and March 31, 1995.


Note 2.  INVENTORIES

     During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels. Cost of sales values are determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the first quarter of 1996.

     The Breakdown of Inventories is as follows:

							3/31/96        3/31/95
							-------        -------
Finished Goods                                        1,641,000     1,170,000
Work In Process                                         136,000       171,000
Raw Materials                                           770,000       775,000

  Total Inventories                                   2,547,000     2,116,000

Note 3.  BACKLOG OF ORDERS

     As of March 31, 1996 and March 31, 1995, the Company's backlog of unfilled orders was approximately $4,866,000 and $2,934,000, respectively. As of Decem-ber 30, 1995, the Company's backlog of unfilled orders was $2,595,000. The March 31, 1996, backlog consists of approximately $1,770,000 of finished single-family housing units and $435,000 of finished commercial product. How-ever, due to inclement weather and road restrictions, the majority of finished product can not be delivered and set until the latter stages of the second quarter and early stages of the third quarter of 1996. In contrast, the March 31, 1995, backlog consisted of approximately $895,000 of finished single-family housing units and $680,000 of finished commercial product.


Note 4.  DEFERRED INCOME TAXES

     Deferred income taxes relate primarily to differences between the basis of receivables, property and equipment, accrued expenses and book / tax inventory adjustments for financial and income tax reporting. The deferred tax assets and liabilities represent future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered and settled.


Note 5.  PREPAID EXPENSES

							3/31/96        3/31/95
							-------        -------
Advertising                                              25,000         1,000
Insurance                                               145,000        65,000
Other                                                    46,000        44,000

  Total Prepaid Expenses                                216,000       110,000

Note 6.  PROPERTY AND EQUIPMENT

							3/31/96        3/31/95
							-------        -------
Land and Improvements                                   130,000       117,000
Buildings                                               977,000       954,000
Machinery and Equipment                               1,312,000     1,312,000
Construction in Progress, Shagawa
  Resort, Inc.   (Note 8)                             2,608,000             0

Less:  Accumulated Depreciation                      (1,503,000)   (1,421,000)

  Total Property and Equipment                        3,524,000       962,000


Note 7.  LONG-TERM DEBT

Long-term Debt (net of current
  maturities) consists of:                              3/31/96        3/31/95
							-------        -------
Industrial Development Bonds
  of Detroit Lakes, MN                                   80,000       115,000
Other Notes & Contracts Payable                           7,000             0
Construction Loan Agreement
  covering Shagawa Resort Project (Note 8)            1,256,000             0

  Total Long-Term Debt                                1,343,000       115,000


Note 8.  SHAGAWA RESORT, INC.

     During 1995, Dynamic Homes, Inc. purchased 100% of the common stock of Shagawa Resort, Inc., a hotel/resort in northern Minnesota. The stock was ex-changed for an account receivable in the amount of $628,100. At the date of purchase and at March 31, 1996, the hotel was under construction. The total estimated cost of completing the project is $2,750,000 with an estimated com-pletion cost of $150,000 at March 31, 1996. The total cost of the project is estimated at $4,455,000 which has been reduced by approximately $1,705,000 in existing equity and various economic incentives. The hotel has been completed and opened on May 1, 1996.

     The Company entered into a long-term debt agreement whereby the balance of the construction loan, up to a maximum of $1,850,000 will be financed. This agreement calls for an interest rate of 8.75% to be adjusted every three years, with monthly principal and interest payments based upon a 20-year amortization with a 10-year balloon payment. The debt is secured by the assets of Shagawa Resort, Inc. and a partial guarantee of the Small Business Administration. Due to the project completion of May 1, 1996, the construction mortgage loan is currently in the process of being converted to long-term financing.

     In conjunction with the purchase of Shagawa Resort, Inc., the Company also entered into a management agreement for the operation of the hotel/resort. The management agreement calls for the managing agent to pay minimum monthly pay-ments of $22,100 to the Company plus a percentage of room and food/beverage re-ceipts when these exceed the minimum rentals on an annual basis. The minimum monthly payments are structured to cover the monthly long-term loan mortgage payments. It is anticipated that the Company's ownership of Shagawa Resort, Inc. will have a minimum impact on the Company's earnings during 1996.



DYNAMIC HOMES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION & ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Three Months Ended March 31, 1996 and 1995

NET SALES:

     The Company's revenue for the three months ended March 31, 1996 was $1,109,000 as compared to $1,844,000 for the year earlier period. Even though 1996 single-family revenues increased by $ 161,000 or 19%, overall sales for the first quarter of 1996 decreased by $735,000. The first quarter of 1996 was significantly impacted by the absence of any multi-family/commercial sales ac-tivity. In contrast, multi-family/commercial contributed $851,000 to the 1995 first quarter sales base. Due to the reduced sales base for 1996, transport-ation revenues also decreased by $62,000 from 1995. Other revenues for 1996 increased by $17,000 over 1995. Single-family unit deliveries during the first quarter of 1996 were hampered by adverse weather conditions and related delays in customer site preparations which prevented the delivery and setting of addi-
tional finished units.   Sales are not recognized or recorded by the Company
until a unit has been delivered and set.

     The Company's order backlog at March 31, 1996 was $4,866,000 or an in-crease of $1,932,000 over the March 31, 1995 backlog of $2,934,000. The Com-pany's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. In addition, the Com-pany recently entered into an agreement in excess of $2.0 million for the con-struction of 47 single-family housing units for the Fort Berthold Indian Reser-vation in North Dakota. Even though the current level of orders is encour-aging, the Company is still cautious about the impact of the continued in-creases in home mortgage rates and the overall direction the economy may have on new housing starts. Also reference Note 3 for additional backlog discussion.

COST OF SALES:

     The Company's gross profit (including transportation revenue and expense) for the first quarter of 1996 is down $205,000 from the same period of 1995. During the first quarter of 1996, the gross profit percent declined to 16.1% from 20.8% for 1995. However, during the 1996, the gross profit percent on product increased slightly to 24.6% as compared to 24.5% for the 1995 period. In each period, transportation revenue and expense was excluded in arriving at the gross margin calculation. The small 1996 improvement in product gross mar-gin is attributed to the stability of material costs for wood-related materials. However, during the second quarter of 1996, wood-related materials have begun to escalate. Continued escalation of these costs may again require the Company to implement a surcharge to offset rising material costs and mini-mize potential gross margin reductions.

OPERATING EXPENSES:

     The Company's 1996 operating expenses, which include transportation, marketing and administrative costs, increased by $ 10,000 over the 1995 level. Even though total revenues decreased during the first quarter of 1996, fixed costs associated with the transportation sector, increased marketing-related advertising costs and administrative changes in several compensation structures contributed to the increase for 1996.

OPERATING INCOME (LOSS):

     The operating cycle for the first three months of 1996 resulted in a loss of $89,000 as compared to an operating income of $148,000 for 1995. The de-crease in operating results of $237,000 reflects the impact of a lower sales base and small cost increases in the transportation, marketing and administra-tive sectors.

NET NON - OPERATING INCOME / EXPENSE:

     Non-operating income for the first quarters of 1996 and 1995 were similar at $1,000 and $2,000, respectively. Reflecting the Company's strong cash po-sition at each year-end, interest costs remained constant at $3,000 for both first quarters.

FEDERAL AND STATE INCOME TAXES:

     Due to the loss incurred during the first quarter of 1996, the Company re-corded a tax benefit of $35,000 versus a tax provision of $60,000 for the first quarter of 1995. Since the Company utilized the available loss carryforwards during 1994, income tax obligations and benefits are estimated at the normal statutory rate.

NET INCOME (LOSS):

      The net loss for the first quarter of 1996 was $53,000 or $.02 per share. In contrast, the first quarter of 1995 resulted in net income of $90,000 or $.04 per share.


Financial Condition
As of March 31, 1996

     The Company's working capital was a positive $1,204,000 at March 31, 1996 versus $1,913,000 at March 31, 1995. The working capital at December 30, 1995 was a positive $1,747,000. The current ratio for March 31, 1996 was 1.6 to 1.0 as compared to 2.4 to 1.0 at December 30, 1995 and 2.5 to 1.0 at March 31, 1995. The Company's 1996 cash flow from operations was a positive $11,000 as compared to a negative cash flow of $512,000 for the 1995 period.

     During the first quarter of 1996, cash outflows were required for the build-up of inventory (finished goods), renewal of the Company's insurance package, payments on Federal and State income tax liabilities and the Company's investment interests in completing the Shagawa Resort project. Cash flows to support the above referenced activities were provided by utilizing the Com-pany's 1995 year-end cash and cash equivalents position in conjunction with cash flows provided by customer deposits and unit prepayments, supplier payment terms and long-term borrowings associated with the construction activities at the Shagawa Resort project.

     Long-term debt, net of current maturities, increased from $115,000 at March 31, 1995 to $1,343,000 at March 31, 1996. Long-term debt consists pri-marily of Industrial Revenue Bonds related to the Detroit Lakes, Minnesota facility and the Shagawa Resort project (Notes 7 and 8). Since the Shagawa Resort opened on May 1 , 1996, the existing construction mortgage loan is in the process of conversion to long-term financing. The ratio of long-term debt to stockholders' equity changed from .04 to 1.0 at March 31, 1995 to .3 to 1.0 at December 30, 1995 and to .4 to 1.0 at March 31, 1996. Stockholders' equity (net of treasury stock) decreased $53,000 to $3,427,000 at March 31, 1996 from $3,480,000 at December 30, 1995 but up $683,000 from the $2,744,000 at March
31, 1995.

     Dynamic Homes, Inc. has available a short-term line of credit which is collateralized by inventories and receivables. The credit available is based on specified percentages of inventories and receivables to a maximum of $1,000,000. As of March 31, 1996, the Company did not have any outstanding borrowings under its line of credit agreement. However, the Company had one standby letter of credit totaling $187,230 which reduced the available line of credit accordingly. On May 1, 1996, the Company renewed its line of credit for an additional period of one year. The renewed credit line increased the max-imum available borrowings to $1,100,000 and exempts the existing letter of credit from reducing the available line of credit.

     The Company has continued to meet its obligations in a timely manner. Management believes internally generated cash and short-term borrowings on its existing credit line should provide adequate funds to support the Company operations and scheduled capital additions during the remainder of 1996.

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



Dated:          May 12, 1996

Dynamic Homes, Inc.
(Registrant)

VERN MUZIK
Vern Muzik
President