Form 10-Q
period 1996-06-30
DYNAMIC HOMES INC
filed 1996-08-14
CIK 225278

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


For The Quarter Year Ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg istrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X
NO

As of June 30, 1996, 2,215,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995 the Company implemented a plan to repurchase up to 100,000 shares of its outstanding common stock. As of June 30, 1996, a total of 43,080 shares have been repurchased and excluded from the common shares outstanding.


PART I.

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS
ENDED JUNE 30, 1996 & 1995
(Unaudited)


                                         Three Months                 Six Months
			           6/30/96       6/30/95        6/30/96        6/30/95
			          ---------     ---------      ---------      ---------
Revenues
  Single-Family                   1,975,000     2,075,000      2,968,000      2,907,000
  Multi-Family/Commercial           929,000        56,000        929,000        907,000
  Other                              95,000       121,000        144,000        153,000
  Transportation                    166,000       123,000        233,000        252,000
  Shagawa Resort                     44,000             -         44,000              -

    Total Revenues - Net          3,209,000     2,375,000      4,318,000      4,219,000

Cost of Sales
  Materials                       1,525,000     1,263,000      2,082,000      2,172,000
  Labor                             290,000       205,000        383,000        400,000
  Overhead                          357,000       291,000        493,000        481,000
  Transportation                    198,000       149,000        343,000        316,000

    Total Cost of Sales           2,370,000     1,908,000      3,301,000      3,369,000

  Gross Profit                      839,000       467,000      1,017,000        850,000

Operating Expenses
  Marketing                         125,000        89,000        218,000        167,000
  Administration                    194,000       183,000        368,000        340,000
  Shagawa Resort                     23,000             -         23,000              -

    Total Operating Expenses        342,000       272,000        609,000        507,000

Operating Income                    497,000       195,000        408,000        343,000

Other (Income) Expense
  Interest Expense                   28,000         7,000         31,000         10,000
  Other, Net                         (1,000)      (30,000)        (5,000)       (35,000)

    Total Other (Income) Expense     27,000       (23,000)        26,000        (25,000)

Income Before Taxes                 470,000       218,000        382,000        368,000

Income Tax (Provision) Benefit     (188,000)      (87,000)      (153,000)      (147,000)

Net Income                          282,000       131,000        229,000        221,000

Earnings Per Common Share              0.13          0.06           0.10           0.10

Weighted Average Number of
  Shares Outstanding per
  Period                          2,215,900     2,198,500      2,215,900      2,200,600

Dividends per Common Share             None          None           None           None

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1996 & DECEMBER 30,1995
(Unaudited)
                                                         6/30/96         12/30/95
                                                        --------         --------
ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                                115,000          543,000
  Accounts receivable, less allowance for
    doubtful accounts, pledged                           785,000          699,000
  Inventories pledged (Note 2)                         2,442,000        1,638,000
  Prepaid expenses (Note 5)                              151,000           39,000
  Deferred income taxes (Note 4)                          90,000           90,000

    Total Current Assets                               3,583,000        3,009,000

OTHER ASSETS:
  Other assets (Note 9)                                  121,000           38,000

    Total Other Assets                                   121,000           38,000

PROPERTY, PLANT & EQUIPMENT, at:
  Cost - pledged in part (Note 6)                      5,459,000        4,256,000
  Less - accumulated depreciation                     (1,562,000)      (1,470,000)

    Net Property, Plant & Equipment                    3,897,000        2,786,000

Total Assets                                           7,601,000        5,833,000

LIABILITIES
CURRENT LIABILITIES:
  Notes payable                                                -                -
  Current portion - long-term debt                        63,000           62,000
  Accounts payable                                       699,000          216,000
  Customer deposits                                    1,091,000          408,000
  Accrued expenses
    Salaries, wages and vacations                        228,000          183,000
    Taxes, other than income                              52,000           50,000
    Warranty                                              77,000           71,000
    Other (Note 10)                                      144,000           89,000
    Income Taxes                                          74,000          184,000

  Total Current Liabilities                            2,428,000        1,263,000

LONG-TERM DEBT:  (Note 7)
  Less current portion included above                  1,439,000        1,066,000

DEFERRED INCOME TAXES (Note 4)                            25,000           25,000

  Total Liabilities                                    3,892,000        2,354,000

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share
  Authorized, 5,000,000 shares; issued and out-
  standing, 2,215,850 in 1996; 2,215,850 in 1995         226,000          226,000
Paid-in capital in excess of par                         134,000          134,000
Retained earnings                                      3,493,000        3,263,000
Treasury stock - 43,080 shares                          (144,000)        (144,000)

  Total Stockholders' Equity                           3,709,000        3,479,000

Total Liabilities & Stockholders' Equity               7,601,000        5,833,000

See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 & 1995
(Unaudited)
                                                            6/30/96          6/30/95
                                                          ---------        ---------
Cash Flows From Operating Activities
  Net Income (Loss)                                         229,000          221,000
  Adjust to Reconcile Net Income or Loss
    Provided by (Used in) Operating Activities:
      Depreciation                                           92,000           65,000
      Provision for Doubtful Accounts                         3,000            3,000
      (Gain) Loss on Sale of Property & Equipment                 -           (1,000)
      Change in Assets & Liabilities:
	(Increase) Decrease in Receivables                  (88,000)          41,000
	(Increase) Decrease in Inventories                 (804,000)        (764,000)
	(Increase) Decrease in Prepaid Expenses            (112,000)         (53,000)
	(Increase) Decrease in Deferred Income Tax                -                -
	(Increase) Decrease in Other Assets                 (83,000)           7,000
	Increase (Decrease) in Accounts Payable             483,000           81,000
	Increase (Decrease) in Customer Deposit             683,000          (80,000)
	Increase (Decrease) in Accrued Expenses             105,000          (87,000)
	Increase (Decrease) in Income Tax Payable          (107,000)          24,000

Net Cash Provided by (Used in) Operating Activities         401,000         (543,000)

Cash Flows From Investing Activities
  Proceeds From Sale of Property & Equipment                      -            1,000
  Purchase of Property & Equipment                       (1,203,000)         (67,000)
  Purchase of Treasury Stock                                      -         (144,000)

Net Cash Provided by (used in) Investing
  Activities                                             (1,203,000)        (210,000)

Cash Flows From Financing Activities
  Proceeds from Sale of Common Stock                              -           20,000
  Net Borrowings (Payments) on Revolving Credit
    Agreements & Other Short-Term Financing                       -          147,000
  Principal Payments on Long-Term Borrowings
    Including Industrial Revenue Bonds                      (38,000)         (31,000)
  Proceeds From Long-Term Borrowings                        412,000           17,000

Net Cash Provided by (Used in) Financing
  Activities                                                374,000          153,000

Increase (Decrease) in Cash and Equivalents                (428,000)        (600,000)

Cash and Equivalents
  Beginning                                                 543,000          607,000
  Ending                                                    115,000            7,000

Supplemental Disclosures of Cash Flow
  Information

    Cash Payments for:
      Income Taxes                                          260,000          124,000

      Interest                                               30,000           10,000

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and December 30, 1995, and the results of operations and cash flows for the six months ended June 30, 1996 and June 30, 1995.


Note 2.   INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels. Cost of sales values are de-termined monthly based on standards for materials, labor and overhead by pro-duct mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. A physical inventory was taken during the second quarter of 1996 and the results are reflected in the cost of sales and inventory levels reported.

The Breakdown of Inventories is as follows:

                                                      6/30/95          6/30/96
						    ---------        ---------
			Finished Goods              1,499,000        1,474,000
			Work In Process               190,000           88,000
			Raw Materials                 753,000          666,000

			Total Inventories           2,442,000        2,228,000


Note 3.   BACKLOG OF ORDERS

As of June 30, 1996 and June 30, 1995, the Company's backlog of unfilled orders was approximately $6,794,000 and $3,069,000, respectively. As of December 30, 1995, the Company's backlog of unfilled orders was $2,595,000. On July 31, 1996, the Company's backlog was $6,373,000 as compared with $5,275,000 for the same period last year. A significant portion of the backlog relates to a 46 unit single-family housing project, in the beginning stages of production and 18 finished single-family units for a second housing project. Both of the pro-jects relate to housing units for Native American communities in northwestern North Dakota. It is anticipated that each of the projects will be delivered and set during the remainder of 1996. The Company recognizes revenue upon the delivery and setting of the finished product.


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


Note 5.   PREPAID EXPENSES

                                                          6/30/96       6/30/95
							---------     ---------
			Advertising                        17,000         5,000
			Insurance                         127,000        67,000
			Other                               7,000         5,000

						          151,000        77,000


Note 6.   PROPERTY AND EQUIPMENT

                                                          6/30/96       6/30/95
							---------     ---------
	  Land and Improvements                           130,000       117,000
	  Buildings                                       978,000       954,000
	  Machinery and Equipment                       1,364,000     1,341,000
	  Construction in Progress - Shagawa
	    Resort, Inc.  (Note 8)                      2,987,000             -

							5,459,000     2,412,000
	  Less:  Accumulated Depreciation -
		 Dynamic Homes, Inc.                   (1,540,000)   (1,451,000)
		 Accumulated Depreciation -
		 Shagawa Resort, Inc.                     (22,000)            -

						        3,897,000       961,000


Note 7.   LONG-TERM DEBT

                                                          6/30/96       6/30/95
							---------     ---------
	  Long-term debt (net of current maturities)
	    consists of:
	    - Industrial Development Bonds of
	      Detroit Lakes, MN                            45,000        80,000
	    - Other Notes and Contracts Payable             5,000        11,000
	    - Construction Loan Agreement covering
	      Shagawa Resort project (Note 8)           1,389,000             -

						        1,439,000        91,000


Note 8.   SHAGAWA RESORT, INC.

During 1995, Dynamic Homes, Inc. purchased 100% of the common stock of Shagawa Resort, Inc., a hotel/resort in northern Minnesota. The stock was exchanged for an account receivable in the amount of $628,100. The hotel/resort remained under construction until May 1, 1996, when the hotel/resort commenced with normal business operations. The total cost of the project to Dynamic Homes, Inc. approximates $3,450,000 which has been reduced by approximately $1,705,000 in existing equity and various economic incentives. As of June 30, 1996, several minor items related to landscaping and interior modifications are still being addressed.

The Company entered into a long-term debt agreement whereby the balance of the construction loan, up to a maximum of $1,850,000 will be financed. The agree-ment calls for an interest rate of 8.75% to be adjusted every three years, with monthly principal and interest payments based upon a 20-year amortization and a 10-year balloon payment. The debt is secured by the assets of Shagawa Resort, Inc. and a partial guarantee of the Small Business Administration. The con-struction mortgage loan is currently in the process of being converted to long-term financing with a projected completion date of September 1, 1996.

In conjunction with the purchase of Shagawa Resort, Inc., the Company also entered into a management agreement for the operation of the hotel/resort.
The management agreement calls for the managing agent to pay minimum monthly payments of $22,100 to the Company plus a percentage of room and food/beverage receipts when these exceed the minimum rentals on an annual basis. The mini-mum monthly payments are structured to cover the monthly long-term loan mort-gage payments. The Company also entered into an option agreement with the managing agent which will allow the managing agent to purchase the stock of Shagawa Resort, Inc. at a price determined by the agreement. The option agree-ment expires in December, 1997. The managing agent has met its minimum monthly payment obligations during the beginning months of operation. It is anticipated that under the terms of the management agreement, the Company's ownership of Shagawa Resort, Inc. will have a minimum impact on the Company's earnings during 1996.


Note 9.   OTHER ASSETS

                                                           6/30/96       6/30/95
							 ---------     ---------
	  Deferred Bond & Maintenance Expense                4,000         7,000
	  Deposits                                          12,000             -
	  Organization Start-up - Shagawa Resort, Inc.     105,000             -

						           121,000         7,000


Note 10.  OTHER LIABILITIES

                                                           6/30/96       6/30/95
                                                         ---------     ---------
	  Interest & Other Accrued Expenses                 21,000         3,000
	  Reserve - Insurance                               25,000         6,000
	  Volume Rebates                                    10,000         2,000
	  Deferred Revenue - (Economic Incentive
	    Funds) - Shagawa Resort, Inc. Parking Lot       88,000             -

						           144,000        11,000


MANAGEMENT'S DISCUSSION & ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Three Months Ended June 30, 1996 and 1995

NET SALES:

The Company's revenue for the three months ended June 30, 1996 was $3,209,000 as compared to $2,375,000 for the year earlier period. Even though single-family revenues decreased by $100,000, multi-family/commercial increased by $873,000. The multi-family/commercial activity consisted of a duplex and an 80 unit motel project. The delivery and setting of the motel project precluded the delivery and setting of additional finished single-family units. Due to the increased sales activity during the quarter, transportation revenues in-creased by $43,000 while retail related sales decreased by $26,000. The over-all increase in second quarter revenue was $834,000 or 35 percent. As of June 30, 1996, the Company had an additional 44 finished single-family units avail-able for delivery and set. Revenues are not recognized or recorded until a unit has been delivered and set.

The Company's order backlog at June 30, 1996 was $6,794,000 as compared to $3,069,000 at June 30, 1995 (reference Note 3.). Unit order activity for single-family housing continues to remain relatively strong and should provide additional impetus to the remainder of 1996. The Company's order backlog con-sists of completed units awaiting delivery, current production and orders scheduled for production.


COST OF SALES:

The Company's gross profit (including transportation revenue and expense) of $839,000 for the second quarter of 1996 is up $372,000 from the same period of 1995. During the second quarter of 1996, the gross margin percent on product (excluding transportation revenue and expense) was 27.6% as compared to 21.9% for the 1995 period. The 1996 increase in gross margin benefited from the relative stability of material prices during the first six months of 1996 and the Company's ability to purchase significant quantities of materials at favor-able pricing levels. Due to the relative stability in material prices, both the 1996 and 1995 periods did not require any surcharges to offset escalating material costs. In contrast to the second quarter of 1995, plant production also adequately absorbed manufacturing related overhead.


OPERATING EXPENSES:

The Company's operating expenses, which include transportation, marketing and administrative costs, increased by $119,000. Due to additional delivery and setting activity, transportation related expenses for 1996 increased $49,000. Marketing related expenses increased by $36,000 due to additional media adver-tising and Builder/Dealer incentive programs. Administration costs for 1996 increased by $11,000 while Shagawa Resort, Inc. expenses for depreciation and amortization added an additional $23,000 of expense. Shagawa Resort, Inc. had no effect on the second quarter of 1995.


OPERATING INCOME:

Operating income for 1996 increased to $497,000 from $195,000 for 1995. The increased operating income reflects the higher revenue base for 1996 and the gross margin benefits associated with better than anticipated material acquisi-tions.


NET NON - OPERATING INCOME / EXPENSE:

Non-operating expense for the second quarter of 1996 was $27,000 as compared to a non-operating income of $23,000 for the 1995 period. Interest related ex-pense for 1996 increased by $21,000 which is directly related to interest costs associated with the construction financing of the Shagawa Resort project.
Other income during 1996 also decreased by $29,000. During 1995, the Company benefited from the interest earned under a delayed payment arrangement for a commercial project and several insurance related refunds.


FEDERAL AND STATE INCOME TAXES:

During the second quarter of both 1996 and 1995, the Company recorded estimated income tax provisions of $188,000 and $87,000, respectively. Since the Com-pany utilized all available loss carryforwards during 1994, income tax obli-gations and benefits are estimated at the normal statutory rate.


NET INCOME:

Net income for the second quarter of 1996 was $282,000 or $0.13 per share. This compares favorably to the $131,000 or $0.06 per share earned during the second quarter of 1995.



MANAGEMENT'S DISCUSSION & ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Six Months Ended June 30, 1996 and 1995

NET SALES:

The Company's revenue for the six month period ended June 30, 1996 was $4,318,000 as compared with $4,219,000 for 1995 or an increase of $99,000. Both single-family and multi-family/commercial revenues increased slightly during 1996. Transportation and retail revenues remained relatively stable for both the 1996 and 1995 periods.

New order activity continues to remain quite strong and has not yet shown indications of the traditional seasonal slowdown. With the 44 finished, but undelivered, units in inventory at June 30, 1996, plus the recently signed 46 unit housing project for a Native American community, a solid basis for a potentially strong second half of 1996 is taking shape.


COST OF SALES:

The Company's gross profit (including transportation revenue and expense) was $1,017,000 for the first six months of 1996 as compared to $850,000 for 1995. Gross profit percentage for the first six months of each period are 22.8% and 20.1%, respectively. When transportation revenue and expense are excluded, the gross profit on products is 26.8% and 23.0%, respectively. The improvement in the 1996 gross profit reflects the benefits associated with favorable material costs. Production related output for each of the periods was relatively un-changed.


OPERATING EXPENSES:

The Company's 1996 operating expenses, which includes transportation, marketing and administration costs, increased to $952,000 from $823,000 for 1995. Trans-portation expenses increased $27,000 primarily due to maintenance on existing equipment and the acquisition of additional equipment. Marketing related ex-penses increased by $51,000 as a result of increased media advertising and Builder/Dealer incentive programs. Administrative related expenses increased $28,000 due to changes in several compensation structures. In addition, Shagawa Resort, Inc. incurred $23,000 of depreciation and amortization expenses which were absent from the 1995 expense structure.


OPERATING INCOME:

The Company's operating income for the first six months of 1996 was $408,000 as compared to $343,000 for 1995. The 1996 increases of $65,000 or 19% reflects the improved gross margin realized during the second quarter of 1996.


NET NON-OPERATING INCOME/EXPENSE:

The Company's net non-operating activities resulted in additional expense of $26,000 during the first six months of 1996 versus additional income of $25,000 for 1995. Interest expense on the Shagawa Resort, Inc. construction loan con-tributed to an additional $21,000 of interest expense during 1996. In addition, the Company also experienced a reduction in interest income and insurance re-lated refunds during the first half of 1996.


FEDERAL AND STATE INCOME TAXES:

During the first six months of 1996 and 1995, the Company recorded estimated income tax provisions of $153,000 and $147,000, respectively. Since all loss carryforwards were completely utilized as of year-end 1994, the Company esti-mated income taxes at the normal statutory rate for both 1996 and 1995.


NET INCOME:

Net income for the first two quarters were almost identical at $229,000 for 1996 and $221,000 for 1995. Earnings per share for the first six months totaled $0.10 for both periods.


Financial Condition
As of June 30, 1996


The Company's working capital was a positive $1,155,000 at June 30, 1996 versus $2,045,000 at June 30, 1995. The working capital at December 30, 1995 was a positive $1,746,000. The current ratio for June 30, 1996 was 1.5 to 1.0 as compared to 2.7 to 1.0 at June 30, 1995 and 2.4 to 1.0 at December 30, 1995.
The Company's 1996 cash flow from operations was a positive $401,000 as compared to a negative cash flow of $543,000 for the 1995 period.

During the first two quarters of 1996, cash outflows were required for the build-up of inventory (finished goods), renewal of the Company's insurance package, payments on Federal and State income tax liabilities and the Company's investment interests in completing the Shagawa Resort project (including con-struction and start-up costs). Cash flows to support the above referenced acti-vities were provided by utilizing the Company's 1995 year-end cash and cash equivalents position in conjunction with the cash flows provided by customer deposits and unit prepayments, supplier payment terms, internally generated income and long-term borrowings associated with the construction activities at the Shagawa Resort project.

Long-term debt, net of current maturities, increased from $91,000 at June 30, 1995 to $1,439,000 at June 30, 1996. Long-term debt consists primarily of Industrial Revenue Bonds related to the Detroit Lakes facility and the Shagawa Resort project (Notes 7 and 8). Since the Shagawa Resort opened on May 1, 1996 and with the majority of the construction completed, the existing construction loan is in the process of being converted to long-term financing. It is antici-pated that the conversion will be completed by approximately September 1, 1996. The ratio of long-term debt to stockholders' equity changed from .03 to 1.0 at June 30, 1995 to .30 to 1.0 at December 30, 1995 and .40 to 1.0 at June 30, 1996. Stockholders' equity (net of treasury stock) increased by approximately $230,000 to $3,709,000 at June 30, 1996 from $3,479,000 at December 30, 1995 and up $817,000 from the June 30, 1995 level of $2,892,000.

Dynamic Homes, Inc. has available a short-term line of credit which is collateralized by inventories and receivables. The credit available is based on specified percentages of inventories and receivables. On May 1, 1996, the Company renewed its line of credit for a period of one year. The renewed credit line increased the maximum available borrowings to $1,100,000 and exempts short-term letters of credit from reducing the available line of credit. However, as a condition of converting the Shagawa Resort, Inc. construction loan to perma-nent long-term financing, the Company was required to issue a standby letter of credit to a Title Insurance company in the amount of $425,000 for an initial period of one year commencing July 10, 1996. The standby letter of credit will automatically extend for additional one year periods until rescinded by the beneficiary. The standby letter of credit has consequently reduced the Com-pany's available line from $1,100,000 to $675,000.

The Company has continued to meet its obligations in a timely manner. Manage-ment believes internally generated cash and short-term borrowings on its existing credit line should provide adequate funds to support the Company operations and scheduled capital additions during the remainder of 1996.

Statements regarding the Company's operations, performance and financial con-dition for 1996 are subject to certain risks and uncertainties. These risks and uncertainties include but are not limited to: rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family/commercial sales. Likewise, future escalating and volatile material costs could also affect the Company's profit margins.



PART II.

Items 1, 2, 3, 5, and 6 are omitted as each is either not applicable or the answer to the item is negative.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

	The annual meeting of shareholders of Dynamic Homes, Inc. was duly called and held on June 17, 1996.

	A.  The meeting involved the election of Directors.  Those elected were
	    D. Raymond Madison, Gordon H. Lund, Laverne P. Muzik, Clyde R.
	    Lund Jr., Israel Mirviss, Ronald L. Gustafson, Peter K. Pichetti, and Glenn R. Anderson. There are no other members of the Board of Directors.

	B. The meeting involved ratification of the appointment of Charles Bailly & Company as independent public accountants for Dynamic Homes, Inc. for the fiscal year ending December 28, 1996. The appointment was ratified.

	C. The meeting involved ratification of a proposed stock option plan whereby 400,000 shares of common stock will be reserved for issu-ance to select officers, directors and key employees as authorized by the Board of Directors. The proposed stock option plan was ratified.



SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:              August 14, 1996

Dynamic Homes, Inc.     (Registrant)

VERN MUZIK                President