Form 10-Q
period 1996-09-30
DYNAMIC HOMES INC
filed 1996-11-14
CIK 225278

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


For The Quarter Year Ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X
NO

As of September 30, 1996, 2,240,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995 the Company implemented a plan to re-purchase up to 100,000 shares of its outstanding common stock. As of September 30, 1996, a total of 43,080 shares have been repurchased and excluded from the common shares outstanding.



PART I.

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 1996 & 1995
(Unaudited)

                                                   Three Months                  Nine Months
                                             9/30/96       9/30/95         9/30/96       9/30/95
                                            ---------     ---------       ---------     ---------
Revenues
   Single - Family                          4,159,000     2,424,000       7,127,000     5,331,000
   Multi - Family / Commercial                193,000       798,000       1,122,000     1,705,000
   Other                                      126,000       110,000         270,000       263,000
   Transportation                             259,000       197,000         492,000       449,000
   Shagawa Resort                              66,000             -         110,000             -

     Total Revenues - Net                   4,803,000     3,529,000       9,121,000     7,748,000

Cost of Sales
   Materials                                2,496,000     1,767,000       4,578,000     3,939,000
   Labor                                      397,000       291,000         780,000       691,000
   Overhead                                   460,000       431,000         953,000       912,000
   Transportation                             266,000       210,000         609,000       526,000

     Total Cost of Sales                    3,619,000     2,699,000       6,920,000     6,068,000

   Gross Profit                             1,184,000       830,000       2,201,000     1,680,000

Operating Expenses
   Marketing                                  100,000        73,000         318,000       240,000
   Administration                             182,000       164,000         550,000       504,000
   Other                                       37,000             -          37,000             -
   Shagawa Resort                              33,000             -          56,000             -

     Total Operating Expenses                 352,000       237,000         961,000       744,000

Operating Income                              832,000       593,000       1,240,000       936,000

Other (Income) Expense
   Interest Expense                            34,000         4,000          65,000        14,000
   Other, Net                                  (6,000)       (6,000)        (11,000)      (41,000)

     Total Other (Income) Expense              28,000        (2,000)         54,000       (27,000)

Income Before Taxes                           804,000       595,000       1,186,000       963,000

Income Tax (Provision) Benefit               (320,000)     (238,000)       (473,000)     (385,000)

Net Income                                    484,000       357,000         713,000       578,000

Earnings Per Common Share                        0.22          0.16            0.32          0.26

Weighted Average Number of Shares
   Outstanding per Period                   2,219,700     2,215,900       2,217,100     2,205,200

Dividends per Common Share                       None          None            None          None

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1996 & DECEMBER 30,1995
(Unaudited)

                                                            9/30/96                   12/30/95
                                                           --------                   --------
ASSETS
CURRENT ASSETS:
   Cash & cash equivalents                                  814,000                    543,000
   Accounts receivable, less allowance for
     doubtful accounts, pledged                             899,000                    699,000
   Inventories pledged (Note 2)                           1,630,000                  1,638,000
   Prepaid expenses (Note 5)                                 91,000                     39,000
   Deferred income taxes (Note 4)                            90,000                     90,000

     Total Current Assets                                 3,524,000                  3,009,000

OTHER ASSETS:
   Other assets (Note 9)                                    399,000                     38,000

     Total Other Assets                                     399,000                     38,000

PROPERTY, PLANT & EQUIPMENT, at:
   Cost - pledged in part (Note 6)                        5,530,000                  4,256,000
   Less - accumulated depreciation                       (1,626,000)                (1,470,000)

     Net Property, Plant & Equipment                      3,904,000                  2,786,000

Total Assets                                              7,827,000                  5,833,000

LIABILITIES
CURRENT LIABILITIES:
   Notes payable                                                  -                          -
   Current portion - long-term debt                          86,000                     62,000
   Accounts payable                                         668,000                    216,000
   Customer deposits                                        255,000                    408,000
   Accrued expenses
     Salaries, wages and vacations                          207,000                    183,000
     Taxes, other than income                                99,000                     50,000
     Warranty                                                75,000                     71,000
     Other                                                   99,000                     89,000
     Income Taxes                                           230,000                    184,000

   Total Current Liabilities                              1,719,000                  1,263,000

LONG-TERM DEBT:  (Note 7)
   Less current portion included above                    1,875,000                  1,066,000

DEFERRED INCOME TAXES (Note 4)                               25,000                     25,000

   Total Liabilities                                      3,619,000                  2,354,000

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share
   Authorized, 5,000,000 shares; issued and out-
   standing, 2,240,850 in 1996; 2,215,850 in 1995           228,000                    226,000
Paid-in capital in excess of par                            147,000                    134,000
Retained earnings                                         3,977,000                  3,263,000
Treasury stock - 43,080 shares                             (144,000)                  (144,000)

   Total Stockholders' Equity                             4,208,000                  3,479,000

Total Liabilities & Stockholders' Equity                  7,827,000                  5,833,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 & 1995
(Unaudited)

                                                            9/30/96                    9/30/95
                                                           ---------                  ---------
Cash Flows From Operating Activities
   Net Income (Loss)                                         713,000                    578,000
   Adjust to Reconcile Net Income or Loss
     Provided by (Used in) Operating Activities:
       Depreciation                                          156,000                     99,000
       Provision for Doubtful Accounts                         4,000                      4,000
       (Gain) Loss on Sale of Property & Equipment                 -                     (1,000)
       Change in Assets & Liabilities:
         (Increase) Decrease in Receivables                 (204,000)                    40,000
         (Increase) Decrease in Inventories                    8,000                   (456,000)
         (Increase) Decrease in Prepaid Expenses             (52,000)                   (41,000)
         (Increase) Decrease in Deferred Income Tax                -                          -
         (Increase) Decrease in Other Assets                (361,000)                     9,000
         Increase (Decrease) in Accounts Payable             452,000                    146,000
         Increase (Decrease) in Customer Deposit            (153,000)                    64,000
         Increase (Decrease) in Accrued Expenses              87,000                    (20,000)
         Increase (Decrease) in Income Tax Payable            46,000                    161,000

Net Cash Provided by (Used in) Operating Activities          696,000                    583,000

Cash Flows From Investing Activities
   Proceeds From Sale of Property & Equipment                      -                      3,000
   Purchase of Property & Equipment                       (1,274,000)                (1,470,000)
   Purchase of Treasury Stock                                      -                   (144,000)

Net Cash Provided by (used in) Investing
   Activities                                             (1,274,000)                (1,611,000)

Cash Flows From Financing Activities
   Proceeds from Sale of Common Stock                         16,000                     20,000
   Net Borrowings (Payments) on Revolving Credit
     Agreements & Other Short-Term Financing                       -                     (2,000)
     Principal Payments on Long-Term Borrowings
       Including Industrial Revenue Bonds                    (45,000)                   (32,000)
     Proceeds From Long-Term Borrowings                      878,000                    568,000

Net Cash Provided by (Used in) Financing
   Activities                                                849,000                    554,000

Increase (Decrease) in Cash and Equivalents                  271,000                   (474,000)

Cash and Equivalents
   Beginning                                                 543,000                    607,000
   Ending                                                    814,000                    133,000

Supplemental Disclosures of Cash Flow
   Information

     Cash Payments for:
       Income Taxes                                          427,000                    224,000
       Interest                                               62,000                     12,000

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and December 30, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and September 30, 1995.


Note 2.     INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels. Cost of sales values are determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. A physical inventory was taken during the second quarter of 1996 and the results were re-flected in the cost of sales reported. No physical inventory was taken during the third quarter of 1996.

The Breakdown of Inventories is as follows:

                                                            9/30/96                    9/30/95
                                                           --------                   --------
                        Finished Goods                      745,000                    983,000
                        Work In Process                     155,000                    181,000
                        Raw Materials                       730,000                    756,000

                        Total Inventories                 1,630,000                  1,920,000


Note 3.      BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of September 30, 1996 and September 30, 1995, the Company's backlog of orders was approx-imately $4,252,000 and $4,801,000, respectively. As of December 30, 1995, the Company's backlog of orders was $2,595,000. Approximately $1,260,000 of the current backlog relates to the remaining balance of a large single-family hous-ing project for the Fort Berthold Housing Authority. It is anticipated that the project will be completed during the fourth quarter of 1996. However, in-clement weather-related conditions may cause delays in the delivery and setting of units which would adversely impact revenue and earnings. The Company recog-nizes revenue upon the delivery and setting of finished products.


Note 4.      DEFERRED INCOME TAXES

Deferred income taxes relate primarily to differences between the basis of re-ceivables, property and equipment, accrued expenses and book / tax inventory adjustments for financial and income tax reporting. The deferred tax assets and liabilities represent future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered and settled.


Note 5.	PREPAID EXPENSES

                                                            9/30/96                    9/30/95
                                                           --------                   --------
                        Advertising                           8,000                     14,000
                        Insurance                            76,000                     42,000
                        Other                                 7,000                      9,000

                                                             91,000                     65,000


Note 6.	PROPERTY AND EQUIPMENT

                                                              9/30/96                    9/30/95
                                                             --------                   --------
                        Dynamic Homes, Inc.
                           Land and Improvements              130,000                    117,000
                           Buildings                          978,000                    956,000
                           Machinery and Equipment          1,368,000                  1,320,000
                           Construction in Progress            38,000                          -

                        Shagawa Resort, Inc.
                           Land and Improvements              329,000                          -
                           Buildings                        2,033,000                          -
                           Furniture, Fixtures and
                             Equipment                        603,000                          -
                           Construction in Progress            51,000                  1,351,000

                                                            5,530,000                  3,744,000
                        Less:  Accumulated Depreciation -
                                 Dynamic Homes, Inc.       (1,577,000)                (1,467,000)
                               Accumulated Depreciation -
                                 Shagawa Resort, Inc.         (49,000)                         -

                                                            3,904,000                  2,277,000


Note 7.	LONG-TERM DEBT


                                                              9/30/96                    9/30/95
                                                             --------                   --------
                        Long-term debt (net of current
                          maturities) consists of:
                          -  Industrial Development Bonds
                               of Detroit Lakes, MN            45,000                     80,000
                          -  Other Notes and Contracts
                               Payable                          4,000                     10,000
                          -  Term Mortgage Loan Agreement
                               covering Shagawa Resort
                               project (Note 8)             1,826,000                    551,000

                                                            1,875,000                    641,000


Note 8.	SHAGAWA RESORT, INC.

During 1995, Dynamic Homes, Inc. purchased 100% of the common stock of Shagawa
Resort, Inc., a hotel/resort in northern Minnesota. The stock was exchanged for an account receivable in the amount of $628,100. The hotel/resort remained under construction until May 1, 1996, when the hotel/resort commenced with nor-mal business operations. The total cost of the project to Dynamic Homes, Inc.
approximates $3,330,000 which has been reduced by approximately $1,722,000 in existing equity and various economic incentives. As of September 30, 1996, several minor items related to interior modifications are still being addressed.

The Company entered into a debt agreement whereby the balance of the construc-tion loan, up to a maximum of $1,850,000 will be financed. The agreement calls for an interest rate of 8.75% to be adjusted every three years, with monthly principal and interest payments based upon a 20-year amortization and a 10-year balloon payment. The debt is secured by the assets of Shagawa Resort, Inc. and a partial guarantee of the Small Business Administration. At the end of August, 1996, the construction mortgage loan was finalized and converted to a term mortgage loan. Monthly installments of principal and interest are $16,231.50 with a blended interest rate of approximately 8 percent.

In conjunction with the purchase of Shagawa Resort, Inc., the Company also entered into a management agreement for the operation of the hotel/resort. The management agreement calls for the managing agent to pay minimum monthly pay-ments of $22,100 to the Company plus a percentage of room and food/beverage receipts when these exceed the minimum rentals on an annual basis. The minimum monthly payments are structured to cover the monthly long-term loan mortgage payments. The Company also entered into an option agreement with the managing agent which will allow the managing agent to purchase the stock of Shagawa
Resort, Inc. at a price determined by the agreement. The option agreement ex-pires in December, 1997. The managing agent has met its minimum monthly pay-ment obligations during the first five months of operation. It is anticipated that under the terms of the management agreement, the Company's ownership of Shagawa Resort, Inc. will have a minimum impact on the Company's earnings during 1996.


Note 9.	OTHER ASSETS


                                                              9/30/96                    9/30/95
                                                             --------                   --------
                        Dynamic Homes, Inc.
                          Deferred Bond & Maintenance
                            Expense                             3,000                      5,000
                          Deposits                             13,000                          -

                        Shagawa Resort, Inc.
                          Prepaid Advertising                  11,000                          -
                          Prepaid Legal / Debt Expense        191,000                          -
                          Organization - Start-up             181,000                          -

                                                              399,000                      5,000


The above referenced other assets for Shagawa Resort, Inc. are being amortized on a straight-line basis over the estimated life of the asset as follows:
                        Advertising                           3 years
                        Organization - Start-up               5 years
                        Legal / Debt Expense                 20 years



MANAGEMENT'S DISCUSSION & ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Three Months Ended September 30, 1996 and 1995


NET SALES:

The Company's revenue for the three months ended September 30, 1996, was $4,803,000 as compared to $3,529,000 for the year-earlier period. Single-family revenues during the third quarter of 1996 increased by $1,735,000 or 72% from the prior year. Multi-family/commercial decreased from $798,000 during 1995 to $193,000 for 1996. Due to the increased sales activity during the third quarter of 1996, transportation revenues increased by $62,000 while re-tail related revenues increased by $16,000. In addition, the Company also realized $66,000 of revenue during the quarter relating to the monthly lease structure associated with the Shagawa Resort facility. The overall increase in third quarter revenue was $1,274,000 or 36 percent. The Company's improved third quarter operating results were primarily generated by single-family housing. Single-family construction for several Native American reservations located in the Upper Midwest made a significant contribution to the sales in-crease. By the end of the third quarter, the 40-unit single-family housing project for the Turtle Mountain Housing Authority (which was signed and parti-ally delivered during fiscal 1995), has now been completed. In addition, 17 units of a 45-unit single-family order for the Fort Berthold Housing Authority has also been completed. If weather conditions permit, the remaining 28 units of the Fort Berthold order are anticipated to be delivered and set during the fourth quarter of 1996. Revenues are not recognized until a unit has been de-livered and set.

The Company's order backlog at September 30, 1996, was $4,252,000 as compared to $4,801,000 at September 30, 1995 (reference Note 3). Unit order activity for single-family housing is again showing signs of the traditional late fall slowdown. In response, the Company has implemented both a model home program and a winter promotion program to encourage winter construction for single-family housing. In addition, the Company is also actively pursuing several multi-family/commercial projects to supplement the single-family housing sector.


COST OF SALES:

The Company's gross profit (including transportation revenue and expense) of $1,184,000 for the third quarter of 1996 is up $354,000 from the same period of 1995. During the third quarter of 1996, the gross margin percent on product (excluding Shagawa Resort, transportation revenue and expense) was 25.1% as compared to 25.3% for the 1995 period. The decrease in the gross margin per-cent reflects the impact of escalating acquisition costs for wood related materials experienced during the third quarter of 1996.


OPERATING EXPENSES:

The Company's operating expenses, which include transportation, marketing, ad-ministration and Shagawa Resort increased $171,000 during the 1996 period. Due to additional delivery and setting activity, transportation related expenses increased $56,000. Marketing related expenses increased by $27,000 due to additional media advertising and Builder/Dealer incentive programs. Admini-stration costs for 1996 increased by $18,000 while Shagawa Resort, Inc. costs for depreciation and amortization added an additional $33,000 of expense.
Other expenses of $37,000 during the third quarter of 1996 relates to an employee profit sharing and incentive program. During 1995, a similar plan was in place with accrued expenses of $22,500. However, in 1995, these expenses were allocated to the corresponding operating expense categories. The Shagawa Resort facility was under construction during the third quarter of 1995 and consequently did not have any affect on operating expenses.



OPERATING INCOME:

Operating income for 1996 increased to $832,000 from $593,000 for 1995. The 40% increase in operating income reflects the benefits associated with a higher revenue base and better production related overhead absorption.


NET NON - OPERATING INCOME / EXPENSE:

Non-operating expenses for the third quarter of 1996 were $28,000 as compared to a non-operating income of $2,000 for the 1995 period. Interest related ex-pense for 1996 increased by $30,000 which is directly related to interest costs associated with the financing of Shagawa Resort. Other income for both periods remained constant at $6,000 each quarter.


FEDERAL AND STATE INCOME TAXES:

During the third quarter of both 1996 and 1995, the Company recorded estimated income tax provisions of $320,000 and $238,000, respectively. Income tax obli-gations and benefits are estimated at the normal statutory rate.


NET INCOME:

Net income for the third quarter of 1996 was $484,000 or $0.22 per share. This is an increase of 36% from $357,000 or $0.16 per share in the year earlier period.



Results of Operations
Nine Months Ended September 30, 1996 and 1995


NET SALES:

The Company's revenue for the nine month period ended September 30, 1996, was $9,121,000 as compared with $7,748,000 for 1995. This is an increase of $1,373,000 or 18 percent. Single-family revenue for 1996 increased by $1,796,000 or 34 percent, while multi-family/commercial revenue decreased by $583,000 or 34 percent. In conjunction with the higher revenue base for 1996, transportation and retail revenues also increased by $50,000. Monthly lease revenues generated from the May 1, 1996 opening of the Shagawa Resort facility contributed an additional $110,000 of revenue.

New order activity remained quite strong throughout the third quarter, however, recent single-family order activity has again shown indications of the tradi-tional seasonal slowdown. In response, the Company has implemented several Builder/Dealer incentive programs to promote new orders and is also actively pursuing several multi-family/commercial projects. Based on the Company's backlog at the end of the third quarter and favorable weather conditions for setting, the fourth quarter of 1996 has the potential for a relatively strong quarter.


COST OF SALES:

The Company's gross profit (including transportation revenue and expense) was $2,201,000 for the first nine months of 1996 as compared to $1,680,000 for 1995. Gross profit percentage for the first nine months of each period are 24.1% and 21.7%, respectively. When transportation revenue and expense plus Shagawa Resort revenue are excluded, the gross profit on product changes to 25.9% and 24.1%, respectively. The improved 1996 gross profit reflects the benefits associated with favorable costs for raw materials acquired during the first half of the year.


OPERATING EXPENSES:

The Company's 1996 operating expenses, which includes transportation, market-ing, administration and Shagawa Resort, increased by $300,000 to $1,570,000 from $1,270,000 for 1995. Due to additional delivery and setting activity, transportation related expense increased $83,000. Marketing related expenses increased by $78,000 due to additional media advertising and several Builder/ Dealer incentive programs. Administration expenses for 1996 increased by $46,000 due to changes in several compensation structures, while Shagawa Resort, Inc. costs for depreciation and amortization added an additional $56,000 of expense. Other expenses of $37,000 were recognized during the third quarter of 1996 for an employee profit-sharing incentive program. During 1995, a similar plan was also in place with recognized costs of $22,500. However, the 1995 expenses were allocated to the corresponding expense categories. The Shagawa Resort facility which was acquired during the third quarter of 1995, was under construction during the duration of 1995 and consequently did not have any affect on 1995 operating expenses.


OPERATING INCOME:

The Company's operating income for the first nine months of 1996 was $1,240,000 as compared to $936,000 for 1995. The increase of $304,000 or 32% reflects the contributions resulting from a higher revenue base, favorable raw material pur-chases during the first half of 1996 and slightly better production related overhead absorption.


NET NON-OPERATING INCOME/EXPENSE:

The Company's net non-operating activities resulted in additional expense of $54,000 for 1996 versus additional income of $27,000 for 1995. Interest ex-pense for 1996 increased by $51,000 which is directly attributed to interest costs associated with the financing of Shagawa Resort. In addition, the Com-pany also experienced a reduction in interest generated income and insurance related refunds which decreased 1996 other income by $30,000.


FEDERAL AND STATE INCOME TAXES:

During the first nine months of both 1996 and 1995, the Company recorded esti-mated income tax provisions of $473,000 and $385,000, respectively. Since all loss carryforwards were completely utilized as of year-end 1994, the Company estimated income taxes at the normal statutory rate for both 1996 and 1995.


NET INCOME:

Net income for the first three quarters of 1996 was $713,000 as compared to $578,000 for the corresponding three quarters of 1995. Earnings per share for 1996 increased by 23% or $0.06 per share from $0.26 per share for 1995 to $0.32 per share for 1996.



Financial Condition
As of September 30, 1996


The Company's working capital was a positive $1,805,000 at September 30, 1996, versus $1,587,000 at September 30, 1995, and $1,746,000 at December 30, 1995.
The current ratio for September 30, 1996, was 2.0 to 1.0 as compared to 2.1 to
1.0 at September 30, 1995, and 2.4 to 1.0 at December 30, 1995. The Company's 1996 cash flow from operations was a positive $696,000 as compared to a posi-tive $583,000 for 1995.

During the first three quarters of 1996, cash outflows were required to support the build-up of customer receivables, reduce the contingent liabilities associ-ated with customer deposits and the Company's investment interests in the com-pletion of the Shagawa Resort project (Notes 6 & 9). Cash flows to support the above referenced activities were primarily provided by utilizing the Company's internally generated income, supplier payment terms and long-term borrowings associated with the Shagawa Resort facility.

Long-term debt, net of current maturities, increased from $641,000 at September 30, 1995, to $1,875,000 at September 30, 1996. Long-term debt, net of current maturities, was $1,066,000 at December 30, 1995. Long-term debt consists pri-marily of Industrial Revenue Bonds related to the Detroit Lakes facility and the Shagawa Resort project (Notes 7 and 8). During the third quarter of 1996, the existing construction loan financing for the Shagawa Resort project was converted to a term mortgage loan agreement (Note 8). The ratio of long-term debt to stockholders' equity changed from .20 to 1.0 at September 30, 1995, to
 .30 to 1.0 at December 30, 1995, and .45 to 1.0 at September 30, 1996. Stock-holders' equity (net of treasury stock) increased by $729,000 to $4,208,000 at September 30, 1996, from $3,479,000 at December 30, 1995, and up $960,000 from the September 30, 1995, level of $3,248,000. In order to alleviate the lengthy production backlog experienced this summer, the Company has formulated plans for another plant expansion at the Detroit Lakes facility. The plant addition would increase the production facility by 17,000 square feet and production by approximately 15 percent. The plant expansion is anticipated to become opera-tional by the spring of 1997. The proposed financing of the project consists of economic development funding and long-term borrowings.

Dynamic Homes, Inc. has available a short-term line of credit which is collateralized by inventories and receivables. The credit available is based on specified percentages of inventories and receivables. On May 1, 1996, the Company renewed its line of credit for a period of one year. The renewed credit line increased the maximum available borrowings to $1,100,000 and exempts short-term letters of credit from reducing the available line of credit. However, as a condition of converting the Shagawa Resort, Inc. con-struction financing to permanent long-term financing, the Company was required to issue a standby letter of credit to a Title Insurance company in the amount of $425,000 for an initial period of one year commencing July 10, 1996. The standby letter of credit will automatically extend for additional one year periods until rescinded by the beneficiary. The standby letter of credit has consequently reduced the Company's available line from $1,100,000 to $675,000. As of September 30, 1996, the Company did not have any outstanding borrowings under the line of credit agreement.

Management believes internally generated cash, short-term borrowings on its existing credit line and long-term financing arrangements on major capital additions should provide adequate funds to support the Company operations and scheduled capital additions during the remainder of 1996 and beginning stages of 1997.

Statements regarding the Company's operations, performance and financial con-dition are subject to certain risks and uncertainties. These risks and uncer-tainties include but are not limited to: rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an ad-verse impact on new home and multi-family/commercial sales. Likewise, future escalating and volatile material costs could also affect the Company's profit margins.




PART II.

Items 1, 2, 3, 4, and 5 are omitted as each is either not applicable or the answer to the item is negative.

Item 6.	Exhibits and Reports on Form 8-K:

No reports of Form 8-K have been filed during the quarter ended September 30, 1996.



SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:               November 14, 1996

Dynamic Homes, Inc.        (Registrant)

ELDON MATZ                  Controller