Form 10-K
period 1996-12-28
DYNAMIC HOMES INC
filed 1997-03-27
CIK 225278

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Attention: Filing Desk
STOP 1-4
450 Fifth Street NW
Washington, DC 20549-1004
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 28, 1996
Commission file number 0-8585

Dynamic Homes, Inc.
(Exact name of  registrant as specified in its charter)

Minnesota
(State or other jurisdiction of incorporation or organization)

41-0960127
(IRS Employer Identification No.)

525 Roosevelt Avenue, Detroit Lakes, MN
(Address of principal executive offices)

56501
(Zip Code)

Registrant's telephone number including area code:  (218) - 847-2611

Securities registered pursuant to Section 12(g) of the act:
                                                     Name of Exchange on
              Title of Each Class                    Which Registered
              -------------------                    -------------------
              Common Stock, $.10 par value           NASDAQ Small Cap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regi-strant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X
NO

As of March 18, 1997, 2,240,850 common shares were outstanding, and the aggre-gate market value of the common shares (based upon the average closing bid and ask prices of these shares as compiled by the NASDAQ market) of Dynamic Homes, Inc., held by non-affiliates was approximately $3,965,000. On January 7, 1995 the Company implemented a six month plan to repurchase up to 100,000 shares of its outstanding common stock. As of March 18, 1997, a total of 43,080 have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 230,000 unexercised options are excluded from the common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE



Form 10-K

Dynamic Homes, Inc.

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

Part IV
        Item 14         Exhibits, Financial Statement Schedules and Reports
                          on Form 8-K

Documents Incorporated by Reference

Part III
        Item 10         Directors and Executive Officers of the Registrant
        Item 11         Executive Compensation


PART I

Item 1.  Business


General

     Dynamic Homes, Inc. (a Minnesota Corporation) was founded in 1970 and is head-quartered in Detroit Lakes, Minnesota. Dynamic Homes, Inc. (hereinafter together with its subsidiaries, unless the context requires otherwise, referred to as the "Company") manufactures and markets modular, preconstructed single-family and multi-family homes and light commercial buildings in the upper mid-west region of the United States. Auxiliary products include garages, wood basements and retail sales. During 1995, the Company acquired the ownership of a hotel/resort located in Ely, Minnesota. The facility commenced operations in May 1996.


Products

     The Company's principal product is single-family modular homes. Single-family homes currently produced by the Company are offered in 60 basic designs with various options and floor plan variations. Even though the Company has standardized plans, the majority of single-family homes are customized to indi-vidual preferences. Approximately 90-95 percent of single-family units sold for the years 1994 through 1996 were custom built.

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

     As well as its principal single-family modular homes, the Company produces and markets modular multi-family units ranging in size from approximately 600 square feet to 1,300 square feet per living unit. During both 1996 and 1995, the Company's multi-family sales accounted for 2 percent of revenues. During 1994, multi-family units accounted for approximately 3 percent of total revenues.

     The Company also produces light commercial products including small of-fices, motels and other buildings requiring special design. Commercial sales activity accounted for approximately 9 percent of the 1996 sales base. Corres-ponding sales volumes for 1995 and 1994 were approximately 15 and 20 percent, respectively.

     The Company also produces and markets panelized garages and wood founda-tions to complement its modular homes. During both 1996 and 1995, these auxil-iary products accounted for approximately 2 percent of total sales revenue, as compared to 3 percent for 1994.

     The Company manufactures its products in modular form on an assembly line basis. Each module is constructed of wood frame and sheathing into which comp-lete wiring and plumbing are installed. The module is insulated with fiber-glass and blown cellulose insulation and finished with interior sheetrock, wall covering, windows and shingled roof. Electrical fixtures, kitchen cabinets, interior doors and trim and appliances are installed during the final phases of
the assembly process.  	The modules are transported to the building site and
set by the Company's employees and equipment upon foundations prepared by fac-tory authorized builder/dealers and/or contractors. In some cases, distance, site conditions, and module configurations may require the leasing of equipment to assist in the setting process.


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

     The Company has no suggested retail prices for its products to the ulti-mate consumer. The builder/dealer realizes as profit the difference between what is paid the Company, other suppliers and contractors and the payment(s) received from the purchaser. During 1996, the Company derived approximately 12 percent of its revenues from one customer. During 1995, the Company real-ized approximately 14 percent of its revenues from one customer. In 1994, the Company de-rived approximately 11 percent of its revenues from one developer. Sales to builder/dealers accounting for more than 10 percent of revenues are usually non-recurring single project sales. As a result, the Company does not expect to be dependent upon the same builder/dealers or developers on a year-to-year basis for a significant portion of future revenues.

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

     The Company has several direct competitors marketing modular and panel-ized units within its market area. Some of these competitors have substanti-ally greater assets and gross annual sales than the Company.

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


Materials

     The principal materials used by the Company in the manufacture of its products are pro-cessed lumber, finished cabinets, floor coverings, windows and doors, sheetrock, insulation and shingles. Currently, the Company is not experiencing any difficulty in obtaining adequate supplies of raw materials from current suppliers and does not anticipate any immediate difficulty in ob-taining adequate supplies. During 1996, prices for wood building products ex-perienced some volatility with average price levels slightly higher than the corresponding periods of 1995, but less than the price fluctuations associated with fiscal 1994. The Company monitors its material costs on an on-going basis and during periods of escalating material costs, may impose a temporary sur-charge to prevent the erosion of its profit margin. The Company may periodic-ally adjust the surcharge level to correlate with the on-going fluctuations in material costs. Surcharges were imposed for the duration of 1994, however, the effective surcharge rates were not sufficient to cover the escalating material costs which resulted in a lower than anticipated gross margin percent. During both 1996 and 1995, pricing projections were adequate and no surcharges were implemented. However, future strong demand for wood and related building pro-ducts would not only again support higher price levels but may also decrease availability through longer lead times and product allocations.

     Major raw components are available to the Company from several vendors, and the Company is not dependent upon any one of these vendors for a continu-ous source of supply.


Backlog

     At December 28, 1996, the Company's backlog of orders believed to be firm was $2,593,000 compared with $2,595,000 at December 30, 1995, and $3,238,000 at
December 31, 1994. As of March 14, 1997, the Company's backlog was $2,895,000 as compared to $4,473,000 for the similar period in 1996.

     Due to seasonal fluctuations in the housing market, the Company experi-ences fluctuations in orders. Orders tend to begin increasing during the month of March, peak during the months of April through June, gradually diminish through the early summer, rise again in late summer and fall and diminish again in the winter months. Accordingly, with the Company's production capabilities, the backlog of orders generally tends to be the lowest during the first fiscal quarter (January-March) and highest during the third quarter (July-September). In order to supplement the traditional periods of decreased order activity, the Company offers several single-family model and winter promotional programs and aggressively pursues multi-family/commercial projects utilizing winter promo-tions and discounts.


Patents and Trademarks

     The Company neither owns nor is a licensee of any patents, trademarks, licenses, franchises or concessions that are material to its business.


Research and Development

     The Company has not incurred any research and development cost as defined by generally accepted accounting principles.


Government Regulations

     Throughout the Company's market area, various state laws or local ordi-nances regulate materials, equipment and design used in the construction of housing units. The Company is unaware of any law or ordinance which precludes the sale and erection of its homes within any governmental unit in its market area and the Company believes its homes comply with the requirements of such laws and ordinances. Highway regulations limit the Company's ability to trans-port and deliver homes during the annual spring thaw.

     No significant amount of any material is discharged by the Company into the environment and applicable laws and regulations relating to environmental protection do not require any capital expenditures by the Company for environ-mental control facilities.


Seasonal Aspect & Current Economic Conditions

     Sales are subject to seasonal variations as described under the "Backlog" caption. During the winter months the Company employs sales stimulating methods such as additional dealer and homeowner incentives, model home and multi-family/commercial sales discounts to stimulate sales.

     The Company experiences seasonal increases in inventory of finished units in the spring of each year for a period of approximately six to eight weeks. Local regulations and road conditions restrict usage of roadways during this season for the delivery of homes and the passage of heavy equipment necessary for the erection of the Company's units. Due to seasonal fluctuations in or-ders, the Company has determined that it is advantageous to build some homes for inventory during the winter and early spring months. This process contri-butes to reductions in idle plant capacity overhead and also provides builder/ dealers with immediate product availability. During the first half of 1996, the Company produced 12 single-family inventory units. Based upon the past salability of these units combined with the economics associated with the re-duction of idle plant capacity, the Company has scheduled and started produc-tion of 20 single-family inventory units during the first months of 1997. The Company had two inventory units available for sale at December 28, 1996. The Company had three inventory units available for sale at year-end 1995 and two units at 1994 year-end. The Company continues to rotate model/display units on its premises which are used to illustrate construction and design capabil-ities for potential customers. As of December 28, 1996, the Company had one model/display unit. The Company's intent is to have two model/display units available and replace them as needed. As of this date, the Company has one model in place for display purposes, with a second unit scheduled for display as winter weather conditions permit.

     Even though mortgage financing rates have been quite favorable during the past several years, availability and cost of mortgage financing to the ultimate purchasers of the Company's product affects the volume of sales. Historically, the Company's sales volume has been affected by the difficulty encountered by consumers obtaining mortgage funds, fluctuating mortgage interest rates, uncer-tainty in the energy and mining industries and a general weakness in the agri-cultural economy. Traditionally, these market segments have made strong con-tributions to the sales base. In response to these economic conditions, the Company continues to expand and modify the product line to meet the changing needs of both the rural and urban market. The expanded product availability, structural design and flexibility, an upgraded builder/dealer network and con-tinued emphasis on multi-family/commercial sales should contribute to the 1997 revenue base. However, any upward trends in mortgage rates and consumer uncer-tainty over the course of the economy and national budgeting policy may place limitations on potential consumers' willingness to commit to new home purchases which would adversely affect the revenue base.

     In 1996, 100 percent of all production was completed at its only plant, located in Detroit Lakes, Minnesota. During 1996, the Company operated at ap-proximately 75% of its practical single-shift production capacity, as compared with 72% for 1995. During 1994, the Company operated at approximately 80% of its single-shift plant capacity. During the third quarter of 1993, order back-log increased to the extent that the lengthened production cycle contributed to lost and delayed sales. In order to alleviate this occurrence, the Company completed a plant expansion project in April 1994. The expansion project added an additional 15,000 square feet to the manufacturing facility. This expansion became operable during May 1994 and increased available plant capacity by ap-proximately 25%. However, during 1996, the Company again experienced a buildup of new orders. In order to alleviate the extended backlog and the potential for lost or deferred orders, the Company implemented another plant expansion during the fall of 1996. The project is scheduled for completion during May 1997 and will add an additional 17,000 square feet to the manufacturing facil-ity and increase available plant capacity by 15-20 percent.


Employees

     At December 28, 1996, the number of full-time employees totaled 99 as com-pared with 94 for the year ending December 30, 1995. Of these, 5 were in man-agement positions, 12 in supervisory positions, 63 in manufacturing, 8 in transportation and erection, 3 in sales and 8 in drafting and clerical posi-tions. The Company's manufacturing, transportation and installation employees located in Detroit Lakes, Minnesota, are represented by a labor union. The present labor union contract for Detroit Lakes union employees became effective on March 1, 1995, and expires on February 28, 1998. The three-year contract provides for modest annual wage adjustments and increases in the benefit package.



Item 2.  Properties


(A)  Detroit Lakes, Minnesota

     The Company's general business office and main manufacturing facility is located at 525 Roosevelt Avenue, Detroit Lakes, Minnesota. This facility con-sists of seven buildings comprising approximately 92,400 square feet utilized as follows: production 57,300, warehouse and storage 27,400 and offices 7,700. During 1993, the Company completed a plant renovation project which replaced an older section of the manufacturing facility and added approximately 5,000 square feet which provides for additional material storage capacity in closer proximity to the production line. In 1994, the Company expanded the manufac-turing facility by 15,000 square feet which increased additional available plant capacity by approximately 25%. During the latter stages of 1996, the Company commenced with a 17,000 square foot plant expansion project. When com-pleted in May of 1997, available single-shift plant capacity is projected to increase by 15-20 percent. The plant expansion will be funded by the restruc-turing and addition of long-term debt. The buildings are situated upon a 26-acre tract of land leased from the City of Detroit Lakes, Minnesota. The lease is coterminous with industrial revenue bonds issued in April 1973, by the City of Detroit Lakes in principal amount of $435,000, bearing interest at a rate of 8% per annum and maturing from 4 to 25 years from date of issuance. Pursuant to the terms of the Company's contract with the city and terms of the bond indenture, the city took title to the existing land and buildings and to the buildings subsequently constructed thereon and the Company leases same from the city paying a variable rent sufficient to convert the interest due on the bonds and principal amounts due in that rental period, plus property taxes and incidentals. The Company is given the option of purchasing this property at any time by paying to the city and the trustee an amount that is sufficient to dis-charge the then outstanding bonds. The lease has been capitalized for financial statement purposes and when all bonds have been paid at maturity, the Company has the option of then purchasing this property from the city for the sum of $1.00. The Company has taken action to retire all outstanding Industrial Development Revenue Bonds on April 1, 1997, and obtaining title to said prop-erty. This plant facility currently has the annual single-shift capacity to produce approximately 425,000 square feet of product. Land not occupied by buildings is used for storing raw and finished materials.


(B)  Shagawa Resort, Inc. - Ely, Minnesota

     On September 7, 1995, the Company purchased all of the outstanding shares of Shagawa Resort, Inc., which was the sole owner of a Holiday Inn Sunspree Motel which was under construction and located at 400 North Pioneer Road in Ely, Minnesota. The motel consists of approx-imately 54,000 square feet of buildings consisting of 61 units and includes lounge, dining, recreational and meeting facilities on approximately 25 acres of land. The purchase price con-sisted of cash and a construction mortgage assumption to NorWest Bank Minnesota for the financing of the construction costs associated with completing the Shagawa Resort, Inc. hotel/resort facility. The hotel/resort remained under construction until May 1, 1996, when the hotel/resort commenced with normal business operations. During August 1996, the construction mortgage was final-ized and converted to a long-term mortgage loan which is secured by the assets of Shagawa Resort, Inc. and a partial guarantee of the Small Business Admini-stration. Monthly installments of principal and interest approximate $16,000 with a blended interest rate of approximately 8 percent (Notes 6 and 16).

     In conjunction with the purchase of Shagawa Resort, Inc., the Company simultaneously entered into a Management Agreement with Northland Adventures Minnesota, Ltd. to operate and manage the hotel/resort from the opening date (May 1, 1996) until December 15, 1997. The Management Agreement requires the Managing Agent to pay minimum monthly payments of $22,100 to the Company, plus a percentage of room and food/beverage receipts when these amounts exceed the minimum rentals on an annual basis. During the duration of the agreement, the Managing Agent absorbs or retains any operating profit or loss generated by the operation of the facility. During fiscal 1996, the Managing Agent met its minimum monthly payment obligations. On March 17, 1997, the Company and North-land Adventures Minnesota, Ltd. collectively reached an Asset Purchase Agree-ment whereby the Company purchased substantially all assets of the Business. All prior agreements pertaining to the management of the hotel/resort facility have been terminated. Consequently, effective March 17, 1997, the Company has assumed the management obligations and rights associated with the Shagawa Resort, Inc. facility.


Item 3.  Legal Proceedings

     Dynamic Homes, Inc. and its subsidiary, Shagawa Resort, Inc. are involved in pending litigation with the construction manager of the hotel owned by Shagawa Resort, Inc. The Company commenced the lawsuit to discharge a mech-anic's lien filed by the construction manager. The project manager commenced a counter-claim to this action. At the present stage of the proceedings, no opinion on the probable outcome can be formed, nor an estimate as to the amount or range of potential loss in the event of an outcome unfavorable to the Com-pany. The Company has provided a letter of credit of $425,000 to secure the Company's agreement to indemnify an insurance company and its agent in connec-tion with the mechanic's lien claim asserted by the construction manager.
There are no other known legal proceedings pending by or against the Company that may have a material effect on the financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year being reported on.




PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

     The following table sets forth the high and low bid prices of the Com-pany's stock for the eight quarters of 1996 and 1995. Subsequent to the end of 1989, the Company's capital condition fell below the minimum requirements set by NASDAQ to remain trading on the national over-the-counter market. As of March 13, 1995, the Company's common stock began trading on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol DYHM.

                                       1996                     1995
-----------------------------------------------------------------------------
Quarter                        High           Low        High          Low
-------                       ------        ------      ------       ------
First                        $ 2 3/8       $ 1 7/8     $ 3 7/16     $ 2 1/2
Second                         2 11/16       1 3/4       3 1/8        2 3/8
Third                          3             2 3/8       2 5/8        2 1/8
Fourth                         2 7/8         2 1/4       2 3/8        1 7/8

     As of March 20, 1997, there were 430 shareholders of record of common stock, the Company's only outstanding class of stock. The Company does not pay cash dividends and future dividends would be paid at the discretion of the Board of Directors and the Company's lenders.


Item 6.  Selected Financial Data

                            Dec. 28,        Dec. 30,        Dec. 31,        Dec. 25,        Dec. 26,
Years Ended                     1996            1995            1994            1993            1992
----------------------------------------------------------------------------------------------------
Net sales                $12,172,200     $10,849,000     $11,973,600     $ 9,754,600     $ 7,742,000
Gross profit               2,965,300       2,351,500       2,453,800       2,049,600       1,415,600
Operating expenses         1,365,000       1,041,100       1,051,100         969,800         985,300
Operating income           1,600,300       1,310,400       1,402,700       1,079,800         430,300
Net income                   908,100         809,100         905,100       1,447,600         271,800
Primary net income per
   common share          $       .41     $       .37     $       .41     $       .68     $       .13
Diluted net income per
   common share          $       .38     $       .37     $       .41     $       .68     $       .13

At Year End                     1996            1995            1994            1993            1992
----------------------------------------------------------------------------------------------------
Working capital          $ 1,895,800     $ 1,746,700     $ 1,967,500     $ 1,029,700     $   190,600
Total assets               7,619,900       5,833,200       4,080,900       2,830,600       1,945,100
Long-term debt             2,077,400       1,066,300         115,600         145,900         448,900
Stockholders' equity       4,403,100       3,479,300       2,794,200       1,832,700         371,000
Weighted average number
  common shares out-
  standing                 2,223,200       2,209,000       2,191,000       2,113,000       2,109,000

Statistical Highlights          1996             1995            1994            1993           1992
----------------------------------------------------------------------------------------------------
Single-family unit
  sales                          219              192             202             165            148
Average square feet
  per single-family
  unit                         1,277            1,225           1,245           1,255          1,236
Total square feet of
  production                 315,182          308,400         351,432         295,998        245,068


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

Net Sales

     Net sales increased to $12,172,200 for 1996, which is an increase of 12 percent from $10,849,000 in 1995 and 2 percent higher than the $11,973,600 re-ported in 1994. Sales of single-family homes increased by $1,745,600 or 22 percent from $7,962,300 for 1995 to $9,707,900 for 1996. Single-family sales for 1994 were $8,327,500. The Company sold 219 single-family units in 1996, compared with 192 units for 1995 and 202 units in 1994. Single-family unit sales in 1996 reflect the impact of favorable long-term mortgage interest rates and strong business volumes with Native American communities in the Upper Mid-west. Native American related sales generated approximately 34 percent of the 1996 sales base compared with 24 percent in 1995 and 10 percent for 1994.

     Sales of multi-family/commercial projects totaled $1,280,900 for 1996, down from $1,918,800 in 1995 and $2,668,300 in 1994. The Company sold 33 multi-family/commercial units in 1996, compared to 52 units in 1995 and 77 units in 1994. A significant portion of the 1996 multi-family/commercial sales consisted of a large motel project for the Leech Lake Indian Reservation located in northern Minnesota.

     Transportation and other sales totaled $1,183,400 for 1996 compared with $967,900 for 1995 and $977,800 in 1994. During 1996, the other sales related sector benefited from lease revenues totaling $195,500 associated with the May 1, 1996, opening of the Shagawa Resort facility located in Ely, Minnesota.

     The Company's construction backlog totaled $2,593,000 at the end of 1996 compared to $2,595,000 at the end of 1995. As of March 15, 1997, the Company's backlog was $2,895,000 compared with $4,473,000 for the same period of 1996. The corresponding backlog for March 1996, includes the previously referenced Leech Lake Motel project and 40 finished single-family units awaiting delivery due to unfavorable weather conditions which severely hampered delivery and set-ting activities during the first quarter of 1996. As of this date, the Company has 15 finished units available for delivery. However, spring road restric-tions will again restrict delivery and setting activities during the first and early stages of the second quarter.

     On March 17, 1997, the Company reached an agreement with the current Managing Agent for Shagawa Resort, Inc. whereby the Company will assume the management rights and obligations associated with the daily operations of the hotel/resort facility located in Ely, Minnesota. Based upon limited historical data, the Company is not able to evaluate the final impact on the Company's financial; statements at this time. Due to the location and seasonal nature of the resort business, sales are anticipated to be soft during the winter months and strengthen during the late spring, summer and early months of the fall season.


Gross Profit

     The Company's gross profit, including transportation revenue and expense, but excluding Shagawa Resort, Inc. totaled $2,768,800 in 1996, up 18% from $2,351,500 in 1995 and up 13% from $2,453,800 in 1994. As a percentage of net sales, the gross profit increased to 23.1% for 1996 compared with 21.7% for 1995 and 20.5% for 1994. Excluding transportation revenue and expense, the gross profit on products increased to 25.9% from 24.0% in 1995 and 22.7% in 1994. The 1996 margin increase benefited from the Company's ability to monitor and evaluate material costs on an on-going basis and from forward buying oppor-tunities during periods of rising material costs. Consequently, the Company did not need to impose any surcharges during 1996 to sustain acceptable gross margins.


Operating Expense

     Operating expenses increased to 11.2% of net sales for 1996, compared with 9.6% in 1995 and 8.8% in 1994. Due to increased media advertising and customer discount programs, marketing expenses increased to 3.6% of net sales for 1996 versus 3.2% for 1995 and 3.4% for 1994. Administration expenses increased to 7.7% of net sales for 1996 compared with 6.4% for 1995 and 5.4% for 1994. Ad-ministration expenses associated with Shagawa Resort, Inc. during 1996 were 0.8% of net sales and an accounting change in classifying expenses associated with a Company incentive program contributed 0.7% to administration expenses.


Operating Income

     Operating income for 1996 was $1,600,300 or 13.1% of net sales. Operating income for 1995 and 1994 was $1,310,400 or 12.1% of net sales and $1,402,700 and 11.7%, respectively. The improved 1996 operating income reflects the in-creased gross margin for the year.


Other Income (Expense)

     The Other Income and Expense sector for 1996 generated additional expenses of $98,200 compared with additional income of $43,700 for 1995 and additional income of $2,400 during 1994. The additional expenses incurred during 1996 primarily relate to interest expense associated with the long-term financing of the Shagawa Resort facility. Other income during 1995 also benefited from the receipt of premium returns on insurance policies for the years 1993 and 1994.


Income Tax Benefit (Provision)

     The Company's provision for income taxes was $594,000 in 1996. Income tax provisions for 1995 and 1994 were $545,000 and $500,000, respectively. Income tax obligations and benefits are estimated at the normal statutory rate throughout the year with a final adjustment at year-end related primarily to differences between the basis of receivables , property and equipment, accrued expenses, tax credit and net operating loss carryforwards.


Net Income

     The Company reported net income of $908,100 for 1996, compared to net in-come of $809,100 for 1995 and $905,100 for 1994. Primary income per share was $0.41 for 1996, $0.37 per share for 1995 and $0.41 per share for 1994. During 1996, the Company approved a new stock option plan and granted 240,000 options to officers, directors and various employees. Since these options are assumed to be 100% vested in 1996, fully diluted income per common share was restated at $0.38 per share in recognition of the available but unexercised options.
The Company's 1996 net income was not impacted by Shagawa Resort, Inc. During March 1997, the Company completed an agreement with the existing Managing
Agent to assume the management responsibility for operating the resort facil-ity. The Company anticipates that the operational activities will not have a significant impact on the Company's earnings for 1997, but due to the limited time the facility was operational, the exact impact on the Company's financial statements is difficult to evaluate at this time. However, due to the seasonal nature of the resort, the Company's earnings may be adversely affected during the winter months and positively affected during the stronger summer months.


Financial Condition

     Cash and cash equivalents for fiscal years ending 1996 and 1995 were rela-tively unchanged at $554,100 and $543,000, respectively. Net cash from opera-ting activities increased by $557,800 during 1996 from $442,600 during 1995 to $1,000,400 for 1996, reflecting the Company's net income and higher levels of depreciation, accrued expenses, and reductions to the Company's inventory and prepaid expenses. Net cash from operating activities was negatively impacted by reductions to the customer deposit base and payments of corporate income taxes. Net cash used for investing activities increased by $447,700 from $1,363,600 in 1995 to $1,811,300 for 1996 due primarily to start-up costs, pre-paid debt expense, and construction costs associated with the Shagawa Resort facility. The total construction costs for the project was approximately $4,740,000. This cost has been reduced by approximately $1,705,000 of existing equity and economic incentives for a final net construction cost of $3,035,000. In addition, the Company required cash for its investment in a recently started plant expansion and the acquisition of transportation equipment.

     Working capital increased $149,100 to $1,895,800 from $1,746,700 at the end of 1995. The current ratio improved to 2.7 to 1 at December 28, 1996, from
2.4 to 1 at year-end 1995. Property and equipment, net of accumulated depreci-ation, increased $1,430,800 to $4,216,800 at December 28, 1996, primarily due to the completion of construction activities at Shagawa Resort, Inc., acquisi-tions of transportation equipment and the plant expansion at the Detroit Lakes manufacturing facility.

     Long-term debt, net of current maturities, increased from $1,066,300 at year-end 1995 to $2,077,400 at 1996 year-end. Long-term debt consists primar-ily of a long-term construction mortgage loan, which is secured by substanti-ally all assets of Shagawa Resort, Inc. with a partial guarantee of the Small Business Administration, a capitalized lease obligation secured by leased transportation equipment, and Industrial Development Revenue Bonds which fi-nanced the purchase of property and equipment for the Company's manufacturing facility. The Company anticipates retiring the long-term debt associated with the Industrial Development Revenue Bonds on April 1, 1997. The debt retirement will provide additional collateral for completing a financing package support-ing the recently started plant expansion. The proposed financing package pro-vides for $1,000,000 of funding and consists of economic development funds and long-term debt from a financing institution. The proceeds from the financing package will be used for the plant expansion, including equipment and addi-tional working capital.

     The ratio of long-term debt to stockholders' equity changed from .31 to 1 at year-end 1995 to .47 to 1 at year-end 1996, reflecting the increase in long-term debt acquired during 1996. Stockholders' equity (net of treasury stock) increased by $923,800 to $4,403,100 at December 28, 1996, from $3,479,300 at year-end 1995.

     Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based on specified percentages of inventories and receivables. On May 1, 1996, the Company re-newed its credit line for a period of one year. The renewed credit line in-creased the maximum available borrowings to $1,100,000 at an interest rate one-quarter over the bank's prime rate and exempts short-term letters of credit from reducing the available line of credit. However, as a condition of con-verting the Shagawa Resort, Inc. construction financing to permanent long-term financing, the Company was required to issue a standby letter of credit to a Title Insurance company in the amount of $425,000 for an initial period of one year commencing on July 10, 1996. The standby letter of credit will automatic-ally extend for additional one year periods until rescinded by the beneficiary. The standby letter of credit has consequently reduced the Company's available line from $1,100,000 to $675,000. As of December 28, 1996, the Company did not have any outstanding borrowings under the line of credit agreement. The Com-pany anticipates closing on a long-term debt financing package during April of 1997. The $1,000,000 loan will provide funding for the plant expansion includ-ing equipment and working capital. In addition, the outstanding letter of credit for $425,000 will be exempted from the short-term line of credit. After the long-term financing package is in place, the Company's maximum restructured line of credit will be $787,000 under the same terms and conditions as the existing line of credit with no compensating balance requirements.

     Management believes internally generated cash, short-term borrowings on its existing credit line, supplemented by long-term financing and leases on major capital additions should provide adequate funds to support the Company's operations and scheduled capital acquisitions during 1997.

     Statements regarding the Company's operations, performance and financial condition are subject to certain risks and uncertainties. These risks and un-certainties include but are not limited to: rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family/commercial sales. Likewise, future escalating and volatile material costs could also affect the Company's profit margins.


Item 8.  Financial Statements

Index to Consolidated Financial Statements and Supplementary Financial Data


Report of Independent Auditors

Financial Statements:
     - Consolidated Balance Sheet, December 28, 1996 and December 30, 1995

     - Consolidated Statements of Operations, Years Ended December 28, 1996, December 30, 1995 and December 31, 1994

     - Consolidated Statements of Stockholders' Equity, Years Ended December 28, 1996, December 30, 1995 and December 31, 1994

     - Consolidated Statements of Cash Flows, Years Ended December 28, 1996, December 30, 1995 and December 31, 1994

     - Notes to Consolidated Financial Statements



INDEPENDENT AUDITOR'S REPORT


The Stockholders and Board of Directors
Dynamic Homes, Inc. and Subsidiaries
Detroit Lakes, Minnesota


We have audited the accompanying consolidated balance sheets of Dynamic Homes, Inc. and Subsidiaries as of December 28, 1996, and December 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mater-ial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Homes, Inc. and Subsidiaries as of December 28, 1996, and December 30, 1995, and the re-sults of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted ac-counting principles.


Charles Bailly and Company, P.L.L.P


Fargo, North Dakota
February 7, 1997




DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 1996 AND DECEMBER 30, 1995
                                                             1996                    1995
                                                         ------------            ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                            $    554,100            $    543,000
    Receivables
       Trade, less allowance for doubtful accounts
         1996  $40,000;  1995  $35,000                        637,600                 698,600
       Refundable income taxes                                 41,800                       -
       Other                                                   48,200                       -
    Inventories - Note 2                                    1,595,300               1,638,300
    Prepaid expenses                                           29,200                  39,400
    Deferred income taxes - Note 12                            95,000                  90,000

       Total Current Assets                                 3,001,200               3,009,300


OTHER ASSETS, net of accumulated amortization - Note 3        401,900                  37,900

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation - Notes 4 and 16                           4,216,800               2,786,000

                                                         $  7,619,900            $  5,833,200


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt - Note 6        $    107,100            $     62,300
    Accounts payable                                          216,100                 215,900
    Customer deposits - Note 7                                325,800                 407,400
    Accrued expenses - Note 8                                 456,400                 393,000
    Income taxes payable                                            -                 184,000

       Total Current Liabilities                            1,105,400               1,262,600

LONG-TERM DEBT, less current maturities - Note 6            2,077,400               1,066,300

DEFERRED INCOME TAXES - Note 12                                34,000                  25,000

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS' EQUITY - Note 9
    Common stock, par value $.10 per share
       Authorized 5,000,000 shares
       Issued, 2,284,000 in 1996; 2,259,000 in 1995           228,400                 225,900
    Additional paid-in capital                                147,100                 133,900
    Retained earnings                                       4,171,700               3,263,600

                                                            4,547,200               3,623,400
    Less treasury stock, at cost (43,080 shares)             (144,100)               (144,100)

                                                            4,403,100               3,479,300

                                                         $  7,619,900            $  5,833,200


See notes to consolidated financial statements.


DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994
                                                     1996              1995              1994
                                                 ------------      ------------      ------------
SALES - Notes 13 and 14
     Single-family                               $  9,707,900      $  7,962,300      $  8,327,500
     Multi-family/commercial                        1,280,900         1,918,800         2,668,300
     Transportation                                   646,100           621,300           663,200
     Other                                            537,300           346,600           314,600

                                                   12,172,200        10,849,000        11,973,600

COST OF SALES - Note 10                             9,206,900         8,497,500         9,519,800

GROSS PROFIT                                        2,965,300         2,351,500         2,453,800

OPERATING EXPENSES - Note 11                        1,365,000         1,041,100         1,051,100

INCOME FROM OPERATIONS                              1,600,300         1,310,400         1,402,700

OTHER INCOME (EXPENSES)
     Interest expense                                (120,100)          (20,700)          (30,300)
     Interest income and service charges               25,100            30,900            14,100
     Gain (loss) on sale of property and
        equipment                                      (3,500)                -             5,400
     Other, net                                           300            33,500            13,200

INCOME BEFORE INCOME TAXES                          1,502,100         1,354,100         1,405,100

INCOME TAXES - Note 12                                594,000           545,000           500,000

NET INCOME                                       $    908,100      $    809,100      $    905,100

PRIMARY INCOME PER COMMON SHARE                  $       0.41      $       0.37      $       0.41

FULLY DILUTED INCOME PER COMMON SHARE            $       0.38      $       0.37      $       0.41


See notes to consolidated financial statements.



DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994
                                                          Additional
                                    Common Stock          Paid-in       Retained        Treasury
                                Shares        Amount      Capital       Earnings        Stock        Total
                              ----------    ----------    ----------    ------------    --------     ------------
BALANCE, DECEMBER 25 1993      2,134,000     $ 213,400     $  69,900     $ 1,549,400     $       -      $ 1,832,700
  Common Stock Options
    Exercised - Note 9            92,000         9,200        47,200               -             -           56,400
  Net Income                           -             -             -         905,100             -          905,100

BALANCE, DECEMBER 31, 1994     2,226,000       222,600       117,100       2,454,500             -        2,794,200
  Common Stock Options
    Exercised - Note 9            33,000         3,300        16,800               -             -           20,100
  Treasury Stock Purchased             -             -             -               -      (144,100)        (144,100)
  Net Income                           -             -             -         809,100             -          809,100

BALANCE, DECEMBER 30, 1995     2,259,000       225,900       133,900       3,263,600      (144,100)       3,479,300
  Common Stock Options
    Exercised - Note 9            25,000         2,500        13,200               -             -           15,700
  Net Income                           -             -             -         908,100             -          908,100

BALANCE, DECEMBER 28, 1996     2,284,000     $ 228,400     $ 147,100     $ 4,171,700     $(144,100)     $ 4,403,100


See notes to consolidated financial statements.



DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 28, 1996,
DECEMBER 30, 1995 AND DECEMBER 31, 1994
                                                                        1996              1995              1994
                                                                    ------------      ------------      ------------
OPERATING ACTIVITIES
   Net income                                                        $   908,100       $   809,100       $   905,100
   Charges and credits to net income not affecting cash
     Deprecation and amortization                                        262,600           140,100           123,200
     Provision for doubtful accounts                                       6,000             6,100             6,000
     (Gain) loss on sale of property and equipment                         3,500                 -            (5,400)
     Deferred income taxes                                                 4,000           (15,000)          350,000
   Changes in assets and liabilities
     Receivables                                                           6,800          (399,400)         (222,500)
     Inventories                                                          43,000          (173,700)         (558,300)
     Prepaid expenses                                                     10,200           (15,600)           (2,100)
     Accounts payable                                                        200          (191,100)          155,800
     Customer deposits                                                   (81,600)          159,900           106,600
     Accrued expenses                                                     63,400           (47,700)           55,100
     Income tax payable                                                 (225,800)          169,900            18,300

NET CASH FROM OPERATING ACTIVITIES                                     1,000,400           442,600           931,800

INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                            500             3,300            38,400
     Payments for other assets                                          (382,700)          (26,000)           (5,800)
     Purchase of property and equipment                               (1,429,100)       (1,340,900)         (393,800)

NET CASH (USED FOR) INVESTING ACTIVITIES                              (1,811,300)       (1,363,600)         (361,200)

FINANCING ACTIVITIES
     Net payments on revolving credit agreements and
       other short-term financing                                              -            (1,600)           (5,500)
     Proceeds from construction mortgage loan                                  -           999,300                 -
     Principal payments on long-term debt                               (145,700)          (33,500)          (67,300)
     Proceeds from long-term debt borrowings                             952,000            17,000                 -
     Proceeds from issuance of common stock                               15,700            20,100            56,400
     Payments for purchase of treasury stock                                   -          (144,100)                -

NET CASH FROM (USED FOR) FINANCING ACTIVITIES                            822,000           857,200           (16,400)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          11,100           (63,800)          554,200

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           543,000           606,800            52,600

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   554,100       $   543,000       $   606,800


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for
      Income taxes paid                                              $   815,700       $   390,100       $   136,680
      Interest, less capitalized interest of $49,000
        and $17,600 in 1996 and 1995, respectively                       107,400            16,100            30,600

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
     Purchase of stock of Shagawa Resort, Inc. - (Note 16):
       Fair Value of assets acquired                                                   $   653,700
       Satisfaction of accounts receivable                                                (628,100)

       Cash paid                                                                       $    25,600

     Capital lease obligations incurred for use of new equipment     $   249,600

     Refinancing of long-term debt                                   $   925,000


See notes to consolidated financial statements.



DYNAMIC HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 28, 1996,
DECEMBER 30, 1995 AND DECEMBER 31, 1994


1.  PRINCIPAL ACTIVITY, SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES


Principles of Consolidation

The consolidated financial statements include the accounts of Dynamic Homes, Inc., and its wholly-owned subsidiaries, Shagawa Resort, Inc., and three wholly-owned subsidiaries which had no significant operations during 1996, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated.


Principal Business Activity

The Company manufactures modular, preconstructed buildings for single-family, multiple-family and commercial use. Commercial operations include the manufac-ture of preconstructed office buildings, motels and apartments.

Shagawa Resort, Inc. (a wholly-owned subsidiary) owns a hotel/resort which opened in May 1996. The resort is managed by an unrelated party through a management agreement with the Company (Note 16).


Concentrations of Credit Risk

In the normal course of business the Company extends credit to its customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Accounts receivable are primarily due from customers in the Upper Midwest and are not concentrated in a particular industry.

The Company's cash balances are maintained in several bank deposit accounts. Periodically, balances in these accounts are in excess of federally insured limits.


Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.


Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost of work in process and finished goods inventories includes mater-ials, labor and factory overhead.


Revenue Recognition

Sales are recognized and recorded upon delivery of the finished product.


Depreciation

Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

                Land Improvements                             7 - 20 years
                Buildings                                    15 - 39 years
                Machinery and equipment                       3 - 10 years
                Capitalized Leases                            7 - 10 years

Amortization of the capitalized leased assets is included with depreciation.


Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


Financial Instruments

The carrying amount of cash and cash equivalents and accounts receivable ap-proximate fair market value because of the short maturity of these instruments.

The fair value of long-term debt is estimated based on borrowing rates cur-rently available to the Company for bank loans with similar items and average maturities. The carrying amount of long term debt approximates the estimated fair value at December 28, 1996, and December 30, 1995.


Amortization

Included in other assets are costs associated with obtaining financing which are being amortized on the straight-line basis over the life of the loans.
Also included are organization and start-up costs of Shagawa Resort, Inc. which are being amortized on the straight-line method over their estimated useful lives.


Income Taxes

Income taxes are provided for the tax effects on transactions reported in the financial statements and consist of taxes currently due plus deferred taxes re-lated primarily to differences between the basis of receivables, property and equipment, accrued expenses, tax credit carryforwards and net operating loss carryforwards for financial and income tax reporting. The deferred tax assets and liabilities represent future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.


Advertising Costs

Costs incurred for producing and distributing advertising are expensed as in-curred. The Company incurred advertising costs of $60,000 in 1996, $47,500 in 1995, and $31,400 in 1994.


Fiscal Year

The Company's fiscal year ends on the last Saturday of December each year. The year ended December 28, 1996, contained 52 weeks, with December 30, 1995, con-taining 52 weeks, and December 31, 1994, containing 53 weeks.


Income Per Common Share

Primary income per common share has been computed using weighted average out-standing common shares of 2,223,000 for 1996, 2,209,000 for 1995 and 2,191,000
for 1994. Common stock equivalents represented by stock options have not been included in the income per share computation for 1995 and 1994 since their effect was anti-dilutive.

Fully diluted income per common share, assuming full dilution, were computed as described in the preceding paragraph with an adjustment in 1996 for the options described in Note 9 since their effect was dilutive in 1996.


2.  INVENTORIES

                                                         1996              1995
                                                     ------------      ------------
Raw Materials                                        $    687,400      $    660,200
Work in Process                                           144,300           112,800
Finished Goods                                            763,600           865,300

                                                     $  1,595,300      $  1,638,300



3.  OTHER ASSETS

                                                         1996              1995
                                                     ------------      ------------
Deferred bond expense                                $      2,200      $      4,000
Capitalized debt expense                                  194,600                 -
Organization and start-up costs                           183,800            33,000
Other                                                      21,300               900

                                                     $    401,900      $     37,900


4.  PROPERTY AND EQUIPMENT

                                                         1996              1995
                                                     ------------      ------------
Land and improvements                                 $   494,500      $    289,700
Buildings                                               3,059,700           961,900
Machinery and equipment                                 1,982,500         1,305,100
Construction in progress - Note 16                        103,900         1,699,000
Capitalized lease - Note 5                                249,600                 -

                                                        5,890,200         4,255,700

Less accumulated depreciation and amortization         (1,673,400)       (1,469,700)

                                                      $ 4,216,800      $  2,786,000


5.  LEASES

The Company leases equipment under a long-term capital lease agreement. The lease agreement provides for monthly payments of $4,200 through December 2001, with an additional payment of $61,900 due at the same date.

                                                         1996
                                                     ------------
   Capitalized lease assets consist of:
      Equipment                                       $   249,600
      Less accumulated depreciation                       (17,800)

                                                      $   231,800

Minimum lease payments for the capital lease in future years are as follows:

                                                                 Capital
     Years Ending December                                        Lease
     ---------------------                                    ------------
           1997                                                $    51,000
           1998                                                     51,000
           1999                                                     51,000
           2000                                                     51,000
           2001                                                    112,900

           Total minimum lease payments                            316,900
              Less interest                                        (82,600)

           Present value of minimum lease payments - Note 6    $   234,300


6.  LONG-TERM DEBT

The Company has available a line of credit which is collateralized by inven-tories and receivables. The credit available is based upon specified percen-tages of inventories and receivables to a maximum of $1,100,000 in 1996 and $1,000,000 in 1995. As of December 28, 1996, the Company had outstanding a letter of credit of $425,000 which, under the terms of the letter of credit agreement, the amount of the letter of credit was offset against amounts avail-able under the line of credit (Note 16). Accordingly, $675,000 is available to borrow under the line of credit as of December 28, 1996. Borrowings under the line of credit bear interest at one-quarter percent over the bank's prime rate (8.5% at December 28, 1996) and there are no compensating balance requirements.

Long-term debt consists of:

                                                                      1996              1995
                                                                  ------------      ------------

8.75% construction mortgage loan (A)                               $   919,500       $   999,300
7.32% note payable, due in monthly installments of $7,556,
   including interest, until August 2016, secured by sub-
   stantially all assets and a partial guarantee of the
   Small Business Administration                                       942,200                 -
8% Industrial Development Revenue Bonds of Detroit Lakes,
   Minnesota, due in varying annual installments, including
   interest, through April 1998, secured by property and
   equipment (B)                                                        80,000           115,000
9.95% note payable, due in monthly installments of $ 550,
   including interest, to April, 1998, secured by vehicle                8,100            13,600
Capitalized lease obligations, secured by leased assets - Note 5       234,300                 -
Other                                                                      400               700

                                                                     2,184,500         1,128,600
Less current maturities                                               (107,100)          (62,300)

                                                                   $ 2,077,400       $ 1,066,300

(A) In 1995, the Company entered into a construction mortgage loan agreement for the financing of construction costs of the Shagawa Resort, Inc. hotel/resort facility (Note 16). The Company refinanced the construction mortgage loan into a long-term debt agreement in August 1996. The orig-inal balance of this note was $925,000 with an interest rate of 8.75%, to be adjusted every three years, with monthly principal and interest pay-ments based upon a 20-year amortization with a 10-year balloon payment. Monthly payments of $8,200, including interest, are due until September 2006 when the remaining balance is due.

(B) The Company financed the purchase of property and equipment through the sale of 8% Industrial Development Revenue Bonds by the City of Detroit Lakes, Minnesota. The Company has leased the property from the city for rental equal to the sum of the annual principal payment and the semiannual interest payments on the bonds. The leased property is included with property and equipment and the bonds have been recorded as a direct obli-gation of the Company. Ownership of the project property and equipment will transfer to the Company when the bonds are repaid. There are no sig-nificant restrictive covenants with respect to this bond issue.

     Long-term debt maturities are as follows:

          Years Ending December
          ---------------------
                1997                                               $   107,100
                1998                                                   123,000
                1999                                                    82,700
                2000                                                    90,300
                2001                                                   156,800
                Thereafter                                           1,624,600

                                                                   $ 2,184,500


7.  CUSTOMER DEPOSITS

Customer deposits of $325,800 at December 28, 1996, and $407,400 at December 30, 1995 consisted of advance payments from customers for sales to be recog-nized in the following year. Sales to be recognized in 1997 related to cus-tomer deposits at December 28, 1996 are estimated to be $2,593,000.


8.  ACCRUED EXPENSES

                                                         1996              1995
                                                     ------------      ------------
Salaries, wages and vacations                         $   194,000       $   183,000
Taxes, other than income taxes                             77,800            49,600
Warranty                                                   76,900            70,900
Other                                                     107,700            89,500

                                                      $   456,400       $   393,000


9.  STOCK OPTION PLAN

The Company approved a new stock option plan in 1996, authorizing the use of 400,000 shares for use in the plan. During 1996, 240,000 options were granted, 200,000 to officers and directors at $2.3125 per share and 40,000 shares to various employees at $2.1562 per share.

The Company has adopted provisions of statement of Financial Accounting Stan-
dards   No. 123, "Accounting for Stock-Based Compensation."  Compensation cost related to options granted in 1996 had no effect on net income or income per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assump-tions used for grants in 1996: a risk-free interest rate of 6.5%, expected volatility of 28.77%, and no dividend yield. The assumption regarding the stock options issued to officers, directors, and employees in 1996, was that 100% of such options vested in 1996.

In 1991, the Company's board of directors granted options to five members of the Board of Directors for 25,000 each at an option price of $ .625 per share. As of December 28, 1996, all of the options had been exercised.

In 1992, the Company's board of directors granted options to the president of the Company for 50,000 shares at an option price of $ .562 per share. As of December 28, 1996, all 50,000 shares have been exercised.


10.  COST OF SALES

                                             1996              1995              1994
                                         ------------      ------------      ------------
Materials                                 $ 6,074,900       $ 5,526,700       $ 6,553,600
Labor                                       1,024,200           946,600           966,400
Overhead                                    1,293,800         1,300,300         1,225,800
Transportation                                814,000           723,900           774,000

                                          $ 9,206,900       $ 8,497,500       $ 9,519,800


11.  OPERATING EXPENSES

                                             1996              1995              1994
                                         ------------      ------------      ------------
Marketing                                 $   433,300       $   351,000       $   402,900
Administration                                931,700           690,000           648,200

                                          $ 1,365,000       $ 1,041,000       $ 1,051,100


12.  INCOME TAXES

Net deferred tax assets and liabilities consist of the following components as of December 28, 1996 and December 30, 1995:

                                                               1996              1995
                                                           ------------      ------------
Deferred tax assets:
    Receivable allowances                                   $    16,000       $    15,000
    Accrued expenses                                             63,000            70,000
    Book/tax inventory adjustment                                16,000             5,000

                                                            $    95,000       $    90,000

Deferred tax liabilities:
    Property and equipment                                  $    34,000       $    25,000

The deferred tax amounts described above have been included in the accompanying balance sheets as of December 28, 1996 and December 30, 1995, as follows:

                                                               1996              1995
                                                           ------------      ------------
Current assets                                              $    95,000       $    90,000
Noncurrent liabilities                                          (34,000)          (25,000)

                                                            $    61,000       $    65,000

The provision for income taxes charged to operations for the years ended Decem-ber 28, 1996, December 30, 1995 and December 31, 1994 consists of the following:

                                                 1996              1995              1994
                                             ------------      ------------      ------------
Current expense                               $   590,000       $   560,000       $   575,000
Benefit of operating loss and tax credit
    carryforwards                                       -                 -          (425,000)
Deferred taxes                                      4,000           (15,000)          350,000

                                              $   594,000       $   545,000       $   500,000

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 due to the following:

                                                              1996              1995              1994
                                                          ------------      ------------      ------------
Income tax computed at federal statutory rates             $   511,000       $   460,000       $   480,000
State taxes - net of federal tax benefit                        77,000            86,000            85,000
Change in income taxes resulting from:
     Non-deductible expenses                                     8,000             7,000                 -
     Book/tax inventory adjustment                             (11,000)           (3,000)                -
     Book/tax property and equipment adjustment                  9,000            (5,000)                -
     Tax rate deduction on reversing timing differences              -                 -           (65,000)

                                                           $   594,000       $   545,000       $   500,000


13.  RELATED PARTY TRANSACTIONS

The Company had sales totaling approximately $221,900 in 1996, $399,400 in 1995, and $599,500 in 1994 to members of the board of directors and entities owned by Board members. At December 28, 1996 and December 30, 1995, the Com-pany had accounts receivable of $3,100 and $12,600, respectively, relating to these sales.


14.  MAJOR CUSTOMERS

The Company derived approximately 12% of its revenue from one customer during the year ended December 28, 1996; 14% from one customer during the year ended December 30, 1995; and 11% from one developer during the year ended December 31, 1994.


15.  EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) plan which covers all employees who meet eligibility requirements of being actively employed at year end. Under the terms of the plan, employees may contribute 1% to 5% of their annual salary, up to the maximum allowed by Internal Revenue Service regulations. The Company's contribution to the plan, as determined by the board of directors, is discre-tionary but may not exceed 100% of the employees' contribution. The Company contributed $7,630 to the plan for the year ended December 28, 1996, $5,595 for the year ended December 30, 1995, and $5,625 for the year ended December 31, 1994.


16.  COMMITMENTS AND CONTINGENCIES


Shagawa Resort, Inc. Purchase and Management Agreement

During 1995, Dynamic Homes, Inc. purchased 100% of the common stock of Shagawa Resort, Inc., a hotel/resort in northern Minnesota. The stock was exchanged for an account receivable in the amount of $628,100. The Company incurred costs to acquire the stock totaling $25,600. Push-down accounting was used to establish the cost basis of the assets acquired.

The total cost of the project was approximately $4,740,000. This cost has been reduced by $605,000 related to the push-down accounting adjustment and approx-imately $1,100,000 in economic incentives for a final net cost of $3,035,000.

In conjunction with the purchase, the Company has entered into a management agreement for the operation of the hotel/resort. The management agreement calls for the managing agent to pay minimum monthly payments of $22,100 to the Company, plus a percentage of room receipts and food/beverage receipts when these amounts exceed the minimum rentals on an annual basis. The agreement calls for the managing agent to retain or absorb any operating profit or loss generated by the facility.

The Company has also entered into an option agreement with the managing agent which will allow the managing agent to purchase the stock of Shagawa Resort, Inc. at a price determined by the agreement. The option agreement expires in December 1997.


Letters of Credit

At December 28, 1996, the Company had outstanding two standby letters of credit totaling $535,000. One letter of credit, for $110,000, is available to a cus-tomer to draw on in the event of default by the Company on contracts to deliver a pre-determined number of units. This letter of credit expires April 1997.

The second letter of credit is worth $425,000 and expires in July 1997. The Company obtained the letter of credit in connection with the pending litiga-tion, as disclosed below (Note 6).


Capital Lease

The Company has entered into a capital lease agreement for equipment to be de-livered in 1997. Monthly payments of $1,200 will begin in March 1997 and con-tinue for a term of 65 months, to July 2002, with a final payment of $17,000 in July 2002. The Company's total commitment under the agreement is $93,000, $24,000 of which represents interest.


Plant Expansion

In 1996, the Company began construction on a plant expansion. The estimated cost of completion is $281,000. Costs incurred through December 28, 1996, are included in construction in progress. The expansion is scheduled to be com-pleted in 1997. The expansion also includes the purchase of equipment and an increase in finished goods inventory of approximately $500,000. The total planned commitment will approximate $1,000,000, with financing to be obtained.


Land Purchase

The Company's board of directors has approved a purchase of property with an estimated purchase price of $62,500.


Litigation

Dynamic Homes, Inc. and its subsidiary, Shagawa Resort, Inc., are involved in pending litigation with the construction manager of the hotel owned by Shagawa Resort, Inc. The Company commenced the lawsuit to discharge a mechanic's lien filed by the construction manager. The project manager commenced a counter-claim to this action. At the present stage of the proceedings, no opinion on the probable outcome can be formed, nor an estimate as to the amount or range of potential loss in the event of an outcome unfavorable to the Company. The Company has provided a letter of credit of $425,000 to secure the Company's agreement to indemnify an insurance company and its agent in connection with the mechanic's lien claim asserted by the construction manager.



PART III


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 10.  Directors and Executive Officers of the Registrant

Information concerning directors and officers of the Registrant is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held on June 23, 1997.


Item 11.  Executive Compensation

Executive compensation information is incorporated by reference to the Com-pany's definitive proxy statement proxy statement for the annual meeting of shareholders to be held on June 23, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

	(A)  Security Ownership of Certain Beneficial Owners
               Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on March 20, 1997.

             Title      Name & Address of               Number of              Percent
             of Class   Beneficial Owner                Shares Owned           of Class
             --------   -----------------               ------------           --------
              Common     D. Raymond Madison              592,794 (1)              23.99
                         PO Box 612
                         Brainard, MN   56401

             (1) Includes 78,199 shares outstanding in the name of Mr. Madison's wife and options to purchase 50,000 shares exercisable within 60 days of March 20, 1997.


        (B)  Security Ownership of Management:

               The following table sets forth as of March 20, 1997, information concerning the beneficial ownership of common stock held by all directors and officers and all directors and officers of the Company as a group:

                        Name of                                                Percent
                        Beneficial Owner                Common Shares          of Class
                        ----------------                -------------          --------
                         D. Raymond Madison               592,794 (1)             23.99
                         Gordon H. Lund                    93,380 (2)              3.78
                         Clyde R. Lund, Jr.                64,774 (2)              2.62
                         Israel Mirviss                    54,986 (2)              2.23
                         Ronald L. Gustafson               50,300 (2)              2.04
                         Peter K. Pichetti                 30,000 (2)              1.21
                         Glenn R. Anderson                 30,000 (2)              1.21
                         Eldon R. Matz                      7,000 (3)               .28

                         All directors and officers
                         as a group                       923,234 (4)             37.36

             (1) Includes 78,199 shares outstanding in the name of Mr. Madison's wife and options to purchase 50,000 shares exerci-sable within 60 days of March 20, 1997.

             (2) Includes options to purchase 25,000 shares exercisable within 60 days of March 20, 1997.

             (3) Includes options to purchase 5,000 shares exercisable within 60 days of March 20, 1997.

             (4) Includes options to purchase 205,000 shares exercisable with-in 60 days of March 20, 1997.


        (C)  Changes in Control:

                The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


Item 13.  Certain Relationships and Related Transactions:

Reference Notes to Consolidated Financial Statements, Note 13, page 29 of this Form 10-K.



PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (A)  1. Financial Statements - Included in Part II, Item 8

              - Independent Auditor's Report
              - Consolidated Balance Sheets at December 28, 1996 and December
                   30, 1995
              - Consolidated Statements of Operations for the years ended
                   December 28, 1996, December 30, 1995 and December 31, 1994
              - Consolidated Statements of Stockholders' Equity for the years ended December 28, 1996, December 30, 1995 and December 31, 1994
              - Consolidated Statements of Cash Flows for the years ended
                   December 28, 1996, December 30, 1995 and December 31, 1994
              - Notes to Consolidated Financial Statements

             2. Financial Statement Schedule - Included in Part IV

              - Schedule II - Valuation and Qualifying Accounts
              - Schedule IV - Related Party Debt
              - Schedule V - Property and Equipment
              - Schedule VI - Accumulated Depreciation of Property and
                              Equipment
              - Schedule IX - Short-term Borrowings
              - Schedule X - Supplementary Income Statement Information

                Other schedules are omitted because of the absence of condi-tions under which they are required or because the required in-formation is given in the financial statements or notes thereto.

             3. Exhibits:

                (3) Articles of Incorporation and Bylaws incorporated by
                    reference to Form 10-K as filed for the year ended December 27, 1986. **

               (10) Material Contract - Loan and Security Agreement between
                    Dynamic Homes, Inc. and D. Raymond Madison incorporated by reference to Form 10-K as filed for the year ended December 29, 1990. **

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


        (B)  Reports on Form 8-K:
              No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.


DYNAMIC HOMES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 28, 1996, December 30, 1995 and December 31, 1994


     Transactions in the allowance for doubtful accounts during the years ended
December 28, 1996, December 30, 1995 and December 31, 1994 were as follows:
                                        Balance          Provision          Accounts          Balance
                                        Beginning        Charged to         Chgd. Off Net     End
                                        of Year          Operations         of Recoveries     of Year
                                       -----------       ----------         -------------     ----------
Year Ended December 31, 1994            $   30,000        $   6,000          $   (5,300)       $  30,700

Year Ended December 30, 1995            $   30,700        $   6,100          $   (1,800)       $  35,000

Year Ended December 28, 1996            $   35,000        $   6,000          $     (800)       $  40,200


DYNAMIC HOMES, INC.
SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES - NON-CURRENT
Years Ended December 28, 1996, December 30, 1995 and December 31, 1994
                                        Balance                                               Balance
                                        Beginning                                             End
                                        of Year          Additions          Deductions        of Year
                                       -----------       -----------        ------------      ----------
Year Ended December 31, 1994
     D. Raymond Madison                 $   35,700        $      -0-         $    35,700       $     -0-

Year Ended December 30, 1995
     D. Raymond Madison                 $      -0-        $      -0-         $       -0-       $     -0-

Year Ended December 28, 1996
     D. Raymond Madison                 $      -0-        $      -0-         $       -0-       $     -0-


DYNAMIC HOMES, INC.
SCHEDULE V - PROPERTY AND EQUIPMENT
Years Ended December 28, 1996, December 30, 1995 and December 31, 1994
                                        Balance                                                Balance
                                        Beginning        Additions        Retirements        End
                                        of Year          at Cost          and Transfers      of Year
                                       ------------      -----------      -------------      ------------
Year Ended December 31, 1994:
   Land and Improvements                $   108,900      $     7,700       $          -       $   116,600
   Buildings                                730,700          223,200                  -           953,900
   Machinery and Equipment                1,332,700          162,900           (217,100)        1,278,500

                                        $ 2,172,300      $   393,800       $   (217,100)      $ 2,349,000

Year Ended December 30, 1995:
  Dynamic Homes, Inc.
    Land and Improvements               $   116,600      $    13,300       $          -       $   129,900
    Buildings                               953,900            8,000                  -           961,900
    Machinery and Equipment               1,278,500           88,800            (62,200)        1,305,100
    Construction in Progress                      -            4,800                  -             4,800

  Shagawa Resort, Inc.
    Land and Improvements                         -          159,800                  -           159,800
    Construction in Progress                      -        1,694,200                  -         1,694,200

                                        $ 2,349,000      $ 1,968,900       $    (62,200)      $ 4,255,700

Year Ended December 28, 1996:
  Dynamic Homes, Inc.
    Land and Improvements               $   129,900      $    36,600       $     (1,200)      $   165,300
    Buildings                               961,900           17,100            (11,700)          967,300
    Machinery and Equipment               1,305,100          347,900            (33,700)        1,619,300
    Const. in Progress - Note 16              4,800          204,500           (105,400)          103,900

  Shagawa Resort, Inc.
    Land and Improvements                   159,800          169,400                  -           329,200
    Buildings                                     -        2,092,400                  -         2,092,400
    Furniture, Fixtures & Equip.                  -          612,800                  -           612,800
    Construction in Progress              1,694,200                -         (1,694,200)                -

                                        $ 4,255,700      $ 3,480,700        $(1,846,200)      $ 5,890,200


DYNAMIC HOMES, INC.
SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
Years Ended December 28, 1996, December 30, 1995 and December 31, 1994
                                        Balance                                                Balance
                                        Beginning        Additions        Retirements        End
                                        of Year          at Cost          and Transfers      of Year
                                       ------------      -----------      -------------      ------------
Year Ended December 31, 1994:
   Land and Improvements                $    41,600      $     1,800       $          -       $    43,400
   Buildings                                402,200           24,300                  -           426,500
   Machinery and Equipment                1,015,200           89,600           (184,300)          920,500

                                        $ 1,459,000      $   115,700       $   (184,300)      $ 1,390,400


Year Ended December 30, 1995:
   Land and Improvements                $    43,400      $     2,500       $          -       $    45,900
   Buildings                                426,500           31,500                  -           458,000
   Machinery and Equipment                  920,500          104,200            (58,900)          965,800

                                        $ 1,390,400      $   138,200       $    (58,900)      $ 1,469,700

Year Ended December 28, 1996:
   Dynamic Homes, Inc.
     Land and Improvements              $    45,900      $     4,900       $     (1,200)      $    49,600
     Buildings                              458,000           32,200             (7,800)          482,400
     Machinery and Equipment                965,800          131,300            (31,300)        1,065,800
   Shagawa Resort, Inc.
     Land and Improvements                        -            5,600                  -             5,600
     Buildings                                    -           26,200                  -            26,200
     Furniture, Fixtures & Equip.                 -           43,800                  -            43,800

                                        $ 1,469,700      $   244,000       $    (40,300)      $ 1,673,400



DYNAMIC HOMES, INC.
SCHEDULE IX - SHORT TERM BORROWINGS
Years Ended December 28, 1996, December 30, 1995 and December 31, 1994


The amounts reported represent amounts owed under a line of credit.
                                                                                  Average        Weighted
                                                  Weighted        Maximum         Month End      Average
                                                  Average         Borrowing       Borrowing      Interest
                                  Balance         Interest        Outstanding     Outstanding    Rate
                                  End             Rate at         During the      During the     During the
                                  of Year (1)     Year End        Year            Year (2)       Year (3)
                                  -----------     ---------       -----------     -----------    ----------
Year Ended December 31, 1994       $      -0-         9.50%        $  831,548      $  185,800         8.40%

Year Ended December 30, 1995       $      -0-         9.00%        $  446,767      $   69,659         9.50%

Year Ended December 28, 1996       $      -0-         8.50%        $  285,000      $   35,000         8.60%


     (1) Dynamic Homes, Inc. has available a line of credit which is collater-alized by inventories and receivables. The credit available is based on specified percentages of inventories and receivables. On May 1, 1996, the Company renewed its credit line for a period of one year. The renewed credit line increased the maximum available borrowings to $1,100,000 at an interest rate one-quarter over the bank's prime rate and exempts short-term letters of credit from reducing the available line of credit. However, as a condition of converting the Shagawa Resort, Inc. construction financing to permanent long-term financing, the Company was required to issue a standby letter of credit to a Title Insurance company in the amount of $425,000 for an initial per-iod of one year commencing on July 10, 1996. The standby letter of credit will automatically extend for additional one year periods un-til rescinded by the beneficiary. The standby letter of credit has consequently reduced the Company's available line from $1,100,000 to $675,000. As of December 28, 1996, the Company did not have any out-standing borrowings under the line of credit agreement.

     (2) Average amounts outstanding during the period are computed as an average of the month-end balances.

     (3) For the periods presented the interest on the Company's short-term debt fluctuated with the prime rate. The weighted average interest rate was computed based upon the effective rate under the loan agree-ment in effect.



DYNAMIC HOMES, INC.
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
Years Ended December 28, 1996, December 30, 1995 and December 31, 1994
                                        Maintenance          Taxes, Other Than          Advertising
                                        and Repairs          Payroll and Income            Cost
                                       -------------         ------------------        ------------
Year Ended December 31, 1994            $    184,515          $      111,603             $   133,156

Year Ended December 30, 1995            $    208,210          $       94,823             $   105,733

Year Ended December 28, 1996            $    243,411          $      111,373             $   190,752


     Royalties, amortization of intangible assets, preoperating costs and simi-lar deferrals are not set forth, as such items do not exceed one percent of net sales as shown in the consolidated statement of income.



SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


GLENN R. ANDERSON,
President

D. RAYMOND MADISON,
Chairman of the Board

RONALD L. GUSTAFSON,
Director

ISRAEL MIRVISS,
Director

CLYDE R. LUND JR.,
Secretary

PETER K. PICHETTI,
Director

G. HOWARD LUND,
Treasurer

ELDON R. MATZ,
Controller & Ass't Treasurer


Dated:  March 27, 1997