Form 10-Q
period 1997-03-31
DYNAMIC HOMES INC
filed 1997-05-14
CIK 225278

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


For The Quarter Year Ended March 31, 1997

Commission File Number 0-8585

Dynamic Homes, Inc. (Exact name of registrant as specified in its charter) Minnesota (State or Other Jurisdiction of Incorporation or Organization) 41-0960127 (IRS Employer Identification No.)
525 Roosevelt Avenue, Detroit Lakes, MN    56501(Address of principal executive
offices)

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

YES   X     NO

As of March 31, 1997, 2,240,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a six month plan to repurchase up to 100,000 shares of its outstanding common stock. As of March 31, 1997, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 230,000 unexercised options have been excluded from the common shares outstanding.


PART I.

Item 1.  Financial Statements

DYNAIMC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1997 & 1996
(Unaudited)
                                                                 3/31/97           3/31/96
                                                               ----------        ----------
Revenues
  Single - Family                                               1,302,000           993,000
  Multi - Family / Commercial                                     239,000                 0
  Other                                                            59,000            49,000
  Transportation                                                   92,000            67,000
  Shagawa Resort                                                   56,000                 0

    Total Revenues - Net                                        1,748,000         1,109,000

Cost of Sales
  Materials                                                       901,000           557,000
  Labor                                                           171,000            93,000
  Overhead                                                        267,000           136,000
  Transportation                                                  184,000           145,000

    Total Cost of Sales                                         1,523,000           931,000

Gross Profit                                                      225,000           178,000

Operating Expenses
  Marketing                                                        85,000            93,000
  Administration                                                  186,000           174,000
  Other                                                             2,000                 0
  Shagawa Resort                                                   56,000                 0

    Total Operating Expenses                                      329,000           267,000

Operating Income                                                 (104,000)          (89,000)

Other (Income) Expense
  Interest Expense                                                 40,000             3,000
  Other, Net                                                       (2,000)           (4,000)

    Total Other (Income) Expense                                   38,000            (1,000)

Income Before Taxes                                              (142,000)          (88,000)

Income Tax (Provision) Benefit                                     57,000            35,000

Net Income                                                        (85,000)          (53,000)

Primary Earnings Per Common Share                                   (0.04)            (0.02)

Fully Diluted Earnings Per Common Share                             (0.03)            (0.02)

Weighted Primary Average Number of Shares Outstanding           2,240,900         2,215,900

Weighted Fully Diluted Average Number of Shares Outstanding     2,580,600         2,215,900

Dividends per Common Share                                           None              None


See notes to consolidated financial statements.


DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1997 & DECEMBER 28,1996
(Unaudited)
                                                                 3/31/97          12/28/96
                                                               ----------        ----------
ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                                          59,000           554,000
  Accounts receivable, less allowance for doubtful
    accounts, pledged                                             438,000           728,000
  Inventories pledged (Note 2)                                  2,100,000         1,595,000
  Prepaid expenses (Note 5)                                       374,000            29,000
  Deferred income taxes (Note 4)                                   95,000            95,000

    Total Current Assets                                        3,066,000         3,001,000

OTHER ASSETS:
  Other assets, Net (Note 8)                                      397,000           402,000

PROPERTY, PLANT & EQUIPMENT, at:
  Cost - pledged in part (Note 6)                               6,163,000         5,890,000
  Less - accumulated depreciation                              (1,740,000)       (1,673,000)

    Net Property, Plant & Equipment                             4,423,000         4,217,000

    Total Assets                                                7,886,000         7,620,000


LIABILITIES
CURRENT LIABILITIES:
  Notes payable                                                   125,000                 0
  Current portion - long-term debt                                106,000           107,000
  Accounts payable                                                633,000           216,000
  Customer deposits                                               284,000           326,000
  Accrued expenses
    Salaries, wages and vacations                                 150,000           194,000
    Taxes, other than income                                      125,000            78,000
    Warranty                                                       78,000            77,000
    Other                                                          38,000           108,000
    Income Taxes                                                  (59,000)                0

    Total Current Liabilities                                   1,480,000         1,106,000

LONG-TERM DEBT:  (Note 7)
  Less current portion included above                           2,054,000         2,077,000

DEFERRED INCOME TAXES (Note 4)                                     34,000            34,000

    Total Liabilities                                           3,568,000         3,217,000

STOCKHOLDERS' EQUITY

Common stock, par value $.10 per share
  Authorized, 5,000,000 shares; issued and outstanding,
  2,284,000 in 1997 and 1996                                      228,000           228,000
Paid-in capital in excess of par                                  147,000           147,000
Retained earnings                                               4,087,000         4,172,000
Treasury stock - 43,080 shares                                   (144,000)         (144,000)

    Total Stockholders' Equity                                  4,318,000         4,403,000

    Total Liabilities & Stockholders' Equity                    7,886,000         7,620,000


See notes to consolidated financial statements.


DYNAMIC HOMES,INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 & 1996
(Unaudited)
                                                                 3/31/97           3/31/96
                                                               ----------        ----------
Cash Flows From Operating Activities
  Net Income (Loss)                                               (85,000)          (53,000)
    Adjust to Reconcile Net Income or Loss Provided
    by (Used in) Operating Activities:
      Depreciation and Amortization                                95,000            35,000
      Provision for Doubtful Accounts                               2,000             2,000
      (Gain) Loss on Sale of Property & Equipment                   6,000                 0
        Change in Assets & Liabilities:
          (Increase) Decrease in Receivables                      288,000           459,000
          (Increase) Decrease in Inventories                     (505,000)         (909,000)
          (Increase) Decrease in Prepaid Expenses                (345,000)         (177,000)
          (Increase) Decrease in Deferred Income Tax                    0                 0
          (Increase) Decrease in Other Assets                      (8,000)          (29,000)
          Increase (Decrease) in Accounts Payable                 417,000           396,000
          Increase (Decrease) in Customer Deposit                 (42,000)          608,000
          Increase (Decrease) in Accrued Expenses                 (66,000)          (26,000)
          Increase (Decrease) in Income Tax Payable               (59,000)         (295,000)

Net Cash Provided by (Used in) Operating Activities              (302,000)           11,000

Cash Flows From Investing Activities
  Proceeds From Sale of Property & Equipment                            0                 0
  Purchase of Property & Equipment                               (293,000)         (771,000)
  Purchase of Treasury Stock                                            0                 0

Net Cash Provided by (used in) Investing Activities              (293,000)         (771,000)

Cash Flows From Financing Activities
  Proceeds from Sale of Common Stock                                    0                 0
  Net Borrowings (Payments) on Revolving Credit
    Agreements & Other Short-Term Financing                       125,000                 0
  Principal Payments on Long-Term Borrowings Including
    Revenue Bonds / Shagawa Resort                                (25,000)           (1,000)
  Proceeds From Long-Term Borrowings                                    0           278,000

Net Cash Provided by (Used in) Financing Activities               100,000           277,000

Increase (Decrease) in Cash and Equivalents                      (495,000)         (483,000)

Cash and Equivalents
  Beginning                                                       554,000           543,000
  Ending                                                           59,000            60,000

Supplemental Disclosures of Cash Flow Information
  Cash Payments for:
    Income Taxes                                                    3,000           260,000
    Interest                                                       43,000                 0


See notes to condensed consolidated financial statements.



DYNAMIC HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    UNAUDITED STATEMENTS

     In the opinion of management, the accompanying unaudited condensed con-solidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as March 31, 1997 and December 28, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and March 31, 1996.


Note 2.    INVENTORIES

     During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels. Cost of sales values are determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the first quarter of 1997.

The Breakdown of Inventories is as follows:

                                                                 3/31/97           3/31/96
                                                               ----------        ----------
Finished Goods                                                  1,122,000         1,641,000
Work In Process                                                   134,000           136,000
Raw Materials                                                     844,000           770,000

  Total Inventories                                             2,100,000         2,547,000


Note 3.    BACKLOG OF ORDERS

     The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of March 31, 1997 and March 31, 1996, the Company's backlog of unfilled orders was approxi-mately $3,604,000 and $4,866,000 respectively. As of December 28, 1996, the Company's backlog of unfilled orders was $2,593,000. The March 31, 1997, back-log consists of approximately $3,548,000 single-family housing units and $56,000 multi-family / commercial product. However, due to inclement weather and road restrictions, the majority of finished product can not be delivered and set until the latter stages of the second and early stages of the third quarter of 1997. The March 31, 1996, backlog consisted of approximately $3,906,000 single-family housing units and $960,000 of multi-family / commer-cial product. As of March 31, 1997, the Company had 35 finished units in in-ventory as compared with 49 at March 31, 1996.


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


Note 5.    PREPAID EXPENSES

                                                                 3/31/97           3/31/96
                                                               ----------        ----------
Advertising                                                         3,000            25,000
Insurance                                                         111,000           145,000
Revenue Bonds - Retirement Escrow                                  83,000            40,000
Equipment/Supplies/Inventory - Unallocated-Shagawa Resort         168,000                 0
Other                                                               9,000             6,000

    Total Prepaid Expenses                                        374,000           216,000


Note 6.    PROPERTY AND EQUIPMENT

                                                                 3/31/97           3/31/96
                                                               ----------        ----------
Dynamic Homes, Inc.
  Land and Improvements                                           165,000           130,000
  Buildings                                                       971,000           972,000
  Machinery and Equipment                                       1,629,000         1,312,000
  Construction in Progress                                        354,000             5,000

Shagawa Resort, Inc.
  Land and Improvements                                           329,000           160,000
  Buildings                                                     2,098,000                 0
  Furniture, Fixtures and Equipment                               617,000                 0
  Construction in Progress                                              0         2,448,000

                                                                6,163,000         5,027,000

Less:  Accumulated Depreciation - Dynamic Homes, Inc.          (1,627,000)       (1,503,000)
       Accumulated Depreciation - Shagawa Resort, Inc.           (113,000)                0

    Total Property and Equipment                                4,423,000         3,524,000


Note 7.    LONG-TERM DEBT

Long-term Debt (net of current maturities) consists of:          3/31/97           3/31/96
                                                               ----------        ----------
Industrial Development Bonds of Detroit Lakes, MN                  45,000            80,000
M & I Leasing - Capitalized Crane Lease                           199,000                 0
Term Mortgage Loan Agreement covering Shagawa Resort
    project - (Note 9)                                          1,810,000         1,256,000
Other Notes and Contracts                                               0             7,000

    Total Long-Term Debt                                        2,054,000         1,343,000


Note 8.    OTHER ASSETS - NET

                                                                 3/31/97           3/31/96
                                                               ----------        ----------
Dynamic Homes, Inc.
  - Deferred Bond & Maintenance Expense                             2,000             5,000
  - Prepaid Debt Expense                                            9,000                 0
  - Deposits                                                        6,000             1,000

Shagawa Resort, Inc.
  - Prepaid Advertising                                             9,000                 0
  - Prepaid Legal / Debt Expense                                  191,000                 0
  - Organization / Start-up                                       165,000            61,000
  - Asset Replacement Escrow                                       15,000                 0

    Total Other Assets - Net                                      397,000            67,000

The above referenced Other Assets for Shagawa Resort, Inc. are being amortized on a straight-line basis over the estimated useful life of the asset as follows:

                    Advertising                         3 years
                    Organization / Start-up             5 years
                    Legal / Debt Expense               20 years


Note 9.    SHAGAWA RESORT, INC.

     On September 7, 1995, the Company purchased all of the outstanding shares of Shagawa Resort, Inc., the sole owner of a Holiday Inn Sunspree Motel which was under construction and located at 400 North Pioneer Road in Ely, Minnesota. The motel consists of approximately 54,000 square feet of buildings consisting of 61 units and includes lounge, dining, recreational and meeting facilities on approximately 25 acres of land. The purchase price consisted of cash and a construction mortgage assumption to NorWest Bank Minnesota for the financing of the construction costs associated with completing the Shagawa Resort, Inc. hotel / resort facility. The hotel / resort remained under construction until May 1, 1996, when the hotel / resort commenced with normal business operations. During August 1996, the construction mortgage was finalized and converted to a long-term mortgage loan which is secured by the assets of Shagawa Resort, Inc. and a partial guarantee of the Small Business Administration. Monthly install-ments of principal and interest approximate $16,000 with a blended interest rate of approximately 8 percent (Note 7).

     In conjunction with the purchase of Shagawa Resort, Inc., the Company simultaneously entered into a Management Agreement with Northland Adventures Minnesota, Ltd. to operate and manage the hotel / resort from the opening date (May 1, 1996) until December 15, 1997. The Management Agreement required the Managing Agent to pay minimum monthly payments of $22,100 to the Company, plus a percentage of room and food / beverage receipts when these amounts exceed the minimum rentals on an annual basis. During the duration of the agreement, the Managing Agent absorbs or retains any operating profit or loss generated by the operation of the facility. During fiscal 1996, the Managing Agent met its minimum monthly payment obligations. On March 17, 1997, the Company and North-land Adventures Minnesota, Ltd. collectively reached an Asset Purchase Agree-ment whereby the Company purchased substantially all assets of the Business. All prior agreements pertaining to the management of the hotel / resort facil-ity have been terminated. Consequently, effective March 17, 1997, the Company has assumed the management obligations and rights associated with the Shagawa Resort, Inc. facility. Operational results for the period March 17 - 31, 1997, were not recognized during the first quarter of 1997.



MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations Three Months Ended March 31, 1997 and 1996


NET SALES:

     The Company's revenue for the three months ended March 31, 1997 was $1,748,000 as compared to $1,109,000 for the year earlier period or an in-crease of 58 percent. Single-family revenues increased by $309,000 from $993,000 in 1996 to $1,302,000 for 1997. During 1997, the Company also real-
ized revenues of $239,000 from two multi-family housing projects. In contrast, the first quarter of 1996 did not have any multi-family / commercial related revenue. Due to the increased unit sales volume for 1997, both the transporta-tion and other / retail sectors had revenue increases of $25,000 and $10,000, respectively. In addition, during 1997 the Company also reported $56,000 of revenue relating to the monthly lease structure associated with the Shagawa Resort facility. A significant portion of the 1997 first quarter single-family revenue related to the on-going delivery and setting activity associated with the 45-unit single-family contract, signed in April, 1996, with the Fort Berthold Housing Authority. As of March 31, 1997, the contract is near comple-tion with only three units remaining for delivery and set. Revenues are not recognized until a unit has been delivered and set.

     The Company's backlog at March 31, 1997 was $3,604,000 as compared to $4,866,000 at March 31, 1996 (reference Note 3). However, recent unit orders for single-family housing are beginning to register increased activity. As of April 30, 1997, the Company's order backlog is at $4,689,000, up $1,085,000 from March 31, 1997, but significantly less than the $7,246,000 at April 30,
1996.   The April 30, 1996, backlog included the housing project for the Fort
Berthold Housing Authority and an 80-unit motel project. Although the Company has several potential projects pending, actual orders for multi-family / com-mercial activity continue to be soft.


COST OF SALES:

     The Company's gross profit (including transportation and Shagawa Resort, Inc.) was $225,000 for 1997 as compared to $178,000 for 1996. Gross profit percentage for the first three months of each period are 12.9% and 16.1%, respectively. When transportation revenue and expense plus Shagawa Resort revenue are excluded, the gross profit on product changes to 16.3% and 24.6%, respectively. The 1997 gross margin percent was negatively affected by an in-crease in winter promotion and model home discounts and unfavorable production variances. During the first quarter of 1997, the Company operated at approx-imately 55% of its practical single-shift capacity. This resulted in unfavor-able variances for both labor and overhead which adversely impacted the gross margin percent. Material acquisition costs have remained relatively stable during the first quarter of 1997.


OPERATING EXPENSES:

     The Company's 1997 operating expenses, which include transportation, marketing, administration and Shagawa Resort, increased by $101,000 over the 1996 period. Due to increased volume related to delivery and setting activity, 1997 transportation expenses increased by $39,000. Marketing related expenses decreased by $8,000, while administrative and other expenses increased by $14,000. Holding costs, consisting primarily of depreciation and amortization expenses, associated with the ownership of the Shagawa Resort property added an additional $56,000 of expense. The Shagawa Resort facility was under construc-tion during the first quarter of 1996 and consequently did not have any affect on operating expenses.


OPERATING INCOME (LOSS):

     The operating cycle for the first three months of 1997 resulted in a loss of $104,000 as compared to a loss of $89,000 for the 1996 period. The decrease in operating results primarily reflects the impact of a higher level of produc-tion generated unfavorable variances and the holding costs associated with the ownership of the Shagawa Resort property.


NET NON - OPERATING INCOME / EXPENSE:

     Non-operating expenses for the first quarter of 1997 were $38,000 as com-pared to a non-operating income of $1,000 for the 1996 period. Interest related expenses for 1997 increased by $37,000 from 1996. Interest expense associated with the financing of the Shagawa Resort property generated $32,000 of interest expense during the first quarter of 1997. Other income for both periods remained constant at $2,000 for 1997 and $4,000 for 1996.


FEDERAL AND STATE INCOME TAXES:

     Due to the loss incurred during the first quarters of both 1997 and 1996, the Company recorded a tax benefit of $57,000 and $35,000, respectively.
Income tax obligations and benefits are estimated at the normal statutory rate.


NET INCOME (LOSS):

     The net loss for the first quarter of 1997 was $85,000 as compared with a net loss of $53,000 for 1996. During the first quarter of 1997, the ownership of the Shagawa Resort property increased the Company's net loss by approx-imately $.01 per share. Operational results for the Shagawa Resort were not included in the 1997 first quarter results (Note 9). Primary earnings per common share outstanding for 1997 was a negative $.04 per share versus a negative $.02 per share for 1996. After consideration for unexercised stock options granted in 1996, fully-diluted earnings per common share for 1997 was a negative $.03 per share versus a negative $.02 per share for 1996.




Financial Condition As of March 31, 1997


     The Company's working capital was a positive $1,586,000 at March 31, 1997 versus $1,204,000 at March 31, 1996. The working capital at December 28, 1996 was a positive $1,895,000. The current ratio for March 31, 1997 was 2.1 to 1.0 as compared to 2.7 to 1.0 at December 28, 1996 and 1.6 to 1.0 at March 31, 1996.

     During the first quarter of 1997, cash outflows were required for the build-up of inventory, renewal of the Company's insurance package, the plant expansion project and reductions to accrued expenses. In addition, funds were required for the purchase of equipment, supplies and inventory associated with the management and operation of the Shagawa Resort facility (Note 9). Cash flows to support the referenced activities were primarily provided by using the Company's 1996 year-end cash and cash equivalents position, receivable collec-tions, supplier payment terms and borrowings under the Company's credit line.

     Long-term debt, net of current maturities, increased $711,000 from $1,343,000 at March 31, 1996 to $2,054,000 at March 31, 1997. Long-term debt, net of current maturities, was $2,077,000 at December 28, 1996. Long-term debt consists primarily of a long-term construction mortgage loan, which is secured by substantially all assets of Shagawa Resort, Inc. with a partial guarantee of the Small Business Administration, a capitalized lease obligation secured by leased transportation equipment and Industrial Development Revenue Bonds which financed the purchase of property and equipment for the Company's manufacturing facility (Note 7). On April 1, 1997, the Company retired all outstanding debt associated with the Industrial Development Revenue Bonds. The debt retirement was required to provide collateral for a recently restructured long-term debt financing package. The new financing package will provide funding for the plant expansion project which started late last fall. The plant expansion should be operational by the end of June, 1997 and adds 17,000 square feet of additional production space and increases production capacity by approximately 15 percent. The new funding will provide the Company with $1,000,000 of proceeds which will be used for financing the plant expansion, including equipment and working capital for additional inventory requirements. As of this date, the Company has drawn 40% of the available funds.

     The ratio of long-term debt to stockholders' equity changed from .39 to
1.0 at March 31, 1996, to .47 to 1.0 at December 28, 1996, reflecting the long-term debt acquired during 1996 for transportation equipment and financing asso-ciated with the Shagawa Resort project. The ratio of long-term debt to stock-holders' equity at March 31, 1997, was .48 to 1.0. Due to the net loss in-curred during the first quarter of 1997, stockholders' equity (net of treasury) stock decreased from $4,403,000 at December 28, 1996, to $4,318,000 at March 31, 1997.

     On May 1, 1997, Dynamic Homes, Inc. renewed its available credit line for an additional one-year period. The available credit line is $1,100,000 and exempts all existing letters of credit from reducing the available credit line. The available credit line is discretionary and is based upon specified percent-ages of inventory and receivables. As of March 31, 1997, the Company had $125,000 outstanding against its available credit line of $675,000. As of this date, the Company has $275,000 outstanding against its available credit line of $1,100,000.

     Management believes internally generated cash, short-term borrowings on its existing credit line and long-term financing arrangements on major capital additions should continue to provide adequate funds to support the Company operations and scheduled capital additions during the remainder of 1997.

     Statements regarding the Company's operations, performance and financial condition for 1997 are subject to certain risks and uncertainties. These risks and uncertainties include but are not limited to: rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family/commercial sales. Like-wise, escalating and volatile material costs could also affect the Company's profit margins.



PART II.

Items 1, 2, 3, 4 and 5 are omitted as each is either not applicable or the an-swer to the item is negative.


Item 6.  Exhibits and Reports on Form 8-K:

     No reports on Form 8-K have been filed during the quarter ended March 31, 1997. However, a Form 8-K was filed on April 1, 1997, regarding an Asset Purchase Agreement whereby Dynamic Homes, Inc. acquired said assets to manage and operate the Holiday Inn Sunspree Motel in Ely, Minnesota (Note 9).




SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1997

Dynamic Homes, Inc.
(Registrant)
																		(Registrant)
GLENN ANDERSON
Glenn Anderson
President