Form 10-Q
period 1997-06-30
DYNAMIC HOMES INC
filed 1997-08-13
CIK 225278

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


For The Quarter Year Ended June 30, 1997

Commission File Number  0-8585

Dynamic Homes, Inc.    (Exact name of  registrant as specified in its charter)

Minnesota       (State or Other Jurisdiction of Incorporation or Organization)

41-0960127                                   (IRS Employer Identification No.)

525 Roosevelt Avenue, Detroit Lakes, MN    56501         (Address of principal
                                                            executive offices)

(218)847-2611              (Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X
NO

As of June 30, 1997, 2,224,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a plan to repurchase up to 100,000 shares of its outstanding common stock. As of June 30, 1997, a total of 43,080 shares have been repurchased. During 1996, the Company ap-proved a new stock option plan and granted 240,000 options to various offi-cers, directors and employees. The treasury stock and 205,000 available unex-ercised options have been excluded from the common shares outstanding.


PART I.

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1997 & 1996
(Unaudited)
                                                                  Three Months
                                                Dynamic        Shagawa
                                            Homes, Inc.   Resort, Inc.   Consolidated      6/30/96
                                            -----------   ------------   ------------   ----------
Revenues
  Single - Family                            1,541,000               -      1,541,000    1,975,000
  Multi - Family / Commercial                   59,000               -         59,000      929,000
  Other                                        104,000               -        104,000       95,000
  Transportation                                89,000               -         89,000      166,000
  Shagawa Resort, Inc.                               -         503,000        503,000       44,000

    Total Revenues - Net                     1,793,000         503,000      2,296,000    3,209,000

Cost of Sales
  Materials                                    985,000         316,000      1,301,000    1,525,000
  Labor                                        173,000               -        173,000      290,000
  Overhead                                     235,000               -        235,000      357,000
  Transportation                               150,000               -        150,000      198,000

    Total Cost of Sales                      1,543,000         316,000      1,859,000    2,370,000

  Gross Profit                                 250,000         187,000        437,000      839,000

Operating Expenses
  Marketing                                     79,000               -         79,000      125,000
  Administration                               196,000               -        196,000      194,000
  Other                                              -               -              -            -
  Shagawa Resort, Inc.                               -         251,000        251,000       23,000

    Total Operating Expenses                   275,000         251,000        526,000      342,000

Operating Income (Loss)                        (25,000)        (64,000)       (89,000)     497,000

Other (Income) Expense
  Interest Expense                              25,000          37,000         61,000       28,000
  Other, Net                                     1,000               -          2,000       (1,000)

    Total Other (Income) Expense                26,000          37,000         63,000       27,000

Income (Loss) Before Taxes                     (51,000)       (101,000)      (152,000)     470,000

Income Tax (Provision) Benefit                  20,000          41,000         61,000     (188,000)

Net Income (Loss)                              (31,000)        (60,000)       (91,000)     282,000


Primary Earnings (Loss) Per Common Share         (0.01)          (0.03)         (0.04)        0.13

Fully Diluted Earnings (Loss) Per
  Common Share                                   (0.01)          (0.02)         (0.04)        0.13

Weighted Primary Average Number of
  Shares Outstanding                         2,240,900       2,240,900      2,240,900    2,215,900

Weighted Fully Diluted Average Number
  of Shares Outstanding                      2,580,600       2,580,600      2,580,600    2,215,900

Dividends per Common Share                        None            None           None         None


See notes to condensed consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1997 & 1996
(Unaudited)
                                                                   Six Months
                                                Dynamic        Shagawa
                                            Homes, Inc.   Resort, Inc.   Consolidated      6/30/96
                                            -----------   ------------   ------------   ----------
Revenues
  Single - Family                            2,843,000               -      2,843,000    2,968,000
  Multi - Family / Commercial                  298,000               -        298,000      929,000
  Other                                        163,000               -        163,000      144,000
  Transportation                               181,000               -        181,000      233,000
  Shagawa Resort, Inc.                               -         559,000        559,000       44,000

    Total Revenues - Net                     3,485,000         559,000      4,044,000    4,318,000

Cost of Sales
  Materials                                  1,886,000         316,000      2,202,000    2,082,000
  Labor                                        344,000               -        344,000      383,000
  Overhead                                     502,000               -        502,000      493,000
  Transportation                               334,000               -        334,000      343,000

    Total Cost of Sales                      3,066,000         316,000      3,382,000    3,301,000

  Gross Profit                                 419,000         243,000        662,000    1,017,000

Operating Expenses
  Marketing                                    164,000               -        164,000      218,000
  Administration                               382,000               -        382,000      368,000
  Other                                          2,000               -          2,000            -
  Shagawa Resort, Inc.                               -         307,000        307,000       23,000

    Total Operating Expenses                   548,000         307,000        855,000       23,000

Operating Income (Loss)                       (129,000)        (64,000)       (193,000)     408,000

Other (Income) Expense
  Interest Expense                              32,000          70,000         102,000       31,000
  Other, Net                                         -          (1,000)         (1,000)      (5,000)

    Total Other (Income) Expense                32,000          69,000         101,000       26,000

Income (Loss) Before Taxes                    (161,000)       (133,000)       (294,000)     382,000

Income Tax (Provision) Benefit                  65,000          53,000         118,000     (153,000)

Net Income (Loss)                              (96,000)        (80,000)       (176,000)     229,000


Primary Earnings (Loss) Per Common Share         (0.04)          (0.04)          (0.08)        0.10

Fully Diluted Earnings (Loss) Per
  Common Share                                   (0.04)          (0.03)          (0.03)        0.10

Weighted Primary Average Number of
  Shares Outstanding                         2,240,900       2,240,900       2,240,900    2,215,900

Weighted Fully Diluted Average Number
  of Shares Outstanding                      2,580,600       2,580,600       2,580,600    2,215,900

Dividends per Common Share                        None            None            None         None


See notes to condensed consolidated
financial statements.


CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1997 & DECEMBER 28,1996
(Unaudited)
                                        Dynamic          Shagawa
                                     Homes, Inc.     Resort, Inc.   Eliminations   Consolidated        12/28/96
                                    ------------    -------------   ------------   ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                 51,000           61,000              -        112,000         554,000
  Accounts receivable, less
    allowance for doubtful
    accounts, pledged                    572,000           29,000              -        601,000         728,000
  Inventories pledged (Note 2)         2,545,000           24,000              -      2,569,000       1,595,000
  Prepaid expenses (Note 5)              117,000           23,000              -        140,000          29,000
  Deferred income taxes (Note 4)          95,000                -              -         95,000          95,000

    Total Current Assets               3,380,000          137,000              -      3,517,000       3,001,000

OTHER ASSETS:
  Investments - Affiliates             1,772,000                -     (1,772,000)             -               -
  Other assets (Note 8)                   28,000          492,000              -        520,000         402,000

    Total Other Assets                 1,800,000          492,000     (1,772,000)       520,000         402,000

PROPERTY, PLANT & EQUIPMENT, at:
  Cost - pledged in part (Note 6)      3,341,000        3,094,000              -      6,435,000       5,890,000
  Less - accumulated depreciation     (1,638,000)        (152,000)             -     (1,790,000)     (1,673,000)

    Net Property, Plant & Equipment    1,703,000        2,942,000              -      4,645,000       4,217,000

Total Assets                           6,883,000        3,571,000     (1,772,000)     8,682,000       7,620,000


LIABILITIES
CURRENT LIABILITIES:
  Payables - Affiliates                        -        1,066,000     (1,066,000)             -               -
  Notes payable                                -                -              -              -               -
  Current portion - Long-term debt        97,000           43,000              -        140,000         107,000
  Accounts payable                       511,000           45,000              -        556,000         216,000
  Customer deposits                      422,000                -              -        422,000         326,000
  Accrued expenses
    Salaries, wages and vacations        220,000           24,000              -        244,000         194,000
    Taxes, other than income              89,000           13,000              -        102,000          78,000
    Warranty                              80,000                -              -         80,000          77,000
    Other                                 19,000                -              -         19,000         108,000
    Income Taxes                         (67,000)         (53,000)             -       (120,000)              -

      Total Current Liabilities        1,371,000        1,138,000     (1,066,000)     1,443,000       1,106,000

LONG-TERM DEBT:  (Note 7)
  Less current portion
    included above                     1,180,000        1,799,000              -      2,979,000       2,077,000

DEFERRED INCOME TAXES (Note 4)            34,000                -              -         34,000          34,000

Total Liabilities                      2,585,000        2,937,000     (1,066,000)     4,456,000       3,217,000


STOCKHOLDERS' EQUITY
  Investment - Parent                          -          706,000       (706,000)             -               -
  Common stock, par value $.10
    per share  Authorized,
    5,000,000 shares; issued
    and outstanding, 2,240,000
    in 1997 and 1996                     228,000                -              -        228,000         228,000
  Paid-in capital in excess
    of par                               147,000                -              -        147,000         147,000
  Retained earnings                    4,067,000          (72,000)             -      3,995,000       4,172,000
  Treasury stock -
    43,080 shares                       (144,000)               -              -       (144,000)       (144,000)

Total Stockholders' Equity             4,298,000          634,000       (706,000)     4,226,000       4,403,000

Total Liabilities &
  Stockholders' Equity                 6,883,000        3,571,000     (1,772,000)     8,682,000       7,620,000


See notes to consolidated
financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 & 1996

(Unaudited)
                                                       6/30/97         6/30/96
                                                     ---------       ---------
Cash Flows From Operating Activities
  Net Income (Loss)                                   (176,000)        229,000
  Adjust to Reconcile Net Income or Loss
    Provided by (Used in) Operating Activities:
      Depreciation                                     195,000          92,000
      Provision for Doubtful Accounts                    3,000           3,000
      (Gain) Loss on Sale of Property & Equipment        8,000               -
      Change in Assets & Liabilities:
        (Increase) Decrease in Receivables             124,000         (88,000)
        (Increase) Decrease in Inventories            (974,000)       (804,000)
        (Increase) Decrease in Prepaid Expenses       (111,000)       (112,000)
        (Increase) Decrease in Deferred Income Tax           -               -
        (Increase) Decrease in Other Assets           (118,000)        (83,000)
        Increase (Decrease) in Accounts Payable        340,000         483,000
        Increase (Decrease) in Customer Deposit         96,000         683,000
        Increase (Decrease) in Accrued Expenses        (12,000)        105,000
        Increase (Decrease) in Income Tax Payable     (120,000)       (107,000)

Net Cash Provided by (Used in)
  Operating Activities                                (745,000)        401,000

Cash Flows From Investing Activities
  Asset Purchase - Shagawa Resort                      (53,000)              -
  Proceeds From Sale of Property & Equipment            10,000               -
  Purchase of Property & Equipment                    (613,000)     (1,203,000)
  Purchase of Treasury Stock                                 -               -

Net Cash Provided by (used in)
  Investing Activities                                (656,000)     (1,203,000)

Cash Flows From Financing Activities
  Proceeds from Sale of Common Stock                         -               -
  Net Borrowings (Payments) on Revolving Credit
    Agreements & Other Short-Term Financing                  -               -
  Principal Payments on Long-Term Borrowings
    Including Industrial Revenue Bonds                (110,000)        (38,000)
  Proceeds From Long-Term Borrowings                 1,069,000         412,000

Net Cash Provided by (Used in)
  Financing Activities                                 959,000         374,000

Increase (Decrease) in Cash and Equivalents           (442,000)       (428,000)

Cash and Equivalents
  Beginning                                            554,000         543,000
  Ending                                               112,000         115,000

Supplemental Disclosures of Cash Flow
  Information
    Cash Payments for:
      Income Taxes                                       3,000         260,000
      Interest                                         104,000          30,000

See notes to condensed consolidated
financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and December 28, 1996, and the results of operations and cash flows for the six months ended June 30, 1997 and June 30, 1996.


Note 2.    INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels at its manufacturing facility. Cost of sales values are determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. A physical inventory was taken during the second quarter of 1997 and the results are reflected in the cost of sales and inventory levels reported. Shagawa Resort, Inc. conducts a physical inventory at each month-end.

The Breakdown of Inventories is as follows:

                                                      6/30/97          6/30/96
                                                  -----------      -----------
                Finished Goods                      1,551,000        1,499,000
                Work In Process                       162,000          190,000
                Raw Materials                         831,000          753,000
                Shagawa Resort, Inc.                   25,000                -

                Total Inventories                   2,569,000        2,442,000


Note 3.    BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of June 30, 1997, and June 30, 1996, the Company's backlog of unfilled orders was approxi-mately $5,710,000 and $6,794,000, respectively. As of December 28, 1996, the Company's backlog of unfilled orders was $2,593,000. The June 30, 1997, back-log consists of 51 completed single-family units available for delivery and setting as compared to 44 units on June 30, 1996. The winter weather condi-tions, spring flooding and road restrictions curtailed the Company's delivery and setting activities during the second quarter of 1997. The majority of the finished units are anticipated to be delivered and set during the third quarter of 1997.


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


Note 5.    PREPAID EXPENSES

                                                     6/30/97           6/30/96
                                                 -----------       ----------
         Advertising                                   4,000           17,000
         Insurance                                   102,000          127,000
         Equipment / Supplies Inventory -
                     Shagawa Resort, Inc.             23,000                -
         Other                                        11,000            7,000

                                                     140,000          151,000


Note 6.    PROPERTY AND EQUIPMENT

                                                      6/30/97          6/30/96
                                                  -----------       ----------
            Dynamic Homes, Inc.
              Land and Improvements                   165,000          130,000
              Buildings                               971,000          978,000
              Machinery and Equipment               1,601,000        1,364,000
              Construction in Progress                605,000           50,000

            Shagawa Resort, Inc.
              Land and Improvements                   329,000          160,000
              Buildings                             2,098,000                -
              Machinery and Equipment                 666,000                -
              Construction in Progress                      -        2,777,000

                                                    6,435,000        5,459,000

            Less:  Accumulated Depreciation -
                    Dynamic Homes, Inc.            (1,638,000)      (1,540,000)
                   Accumulated Depreciation -
                    Shagawa Resort, Inc.             (152,000)         (22,000)

                                                    4,645,000        3,897,000


Note 7.    LONG-TERM DEBT

                                                      6/30/97          6/30/96
                                                  -----------       ----------
    Long-term debt (net of current maturities)
      consists of:
      -  Detroit Lakes - Plant Expansion              931,000                -
      -  Industrial Development Bonds of
         Detroit Lakes, MN                                  -           45,000
      -  M & I Leasing - Capitalized
         Crane / Trailers                             249,000                -
      -  Term Mortgage Agreement covering
         Shagawa Resort Project (Note 9)            1,799,000        1,389,000
      -  Other Notes and Contracts Payable                  -            5,000

                                                    2,979,000        1,439,000


Note 8.    OTHER ASSETS - NET

                                                      6/30/97          6/30/96
                                                  -----------       ----------
    Dynamic Homes, Inc.
    - Deferred Bond & Maintenance Expense                   -            4,000
    - Prepaid Debt Expense                             22,000                -
    - Deposits                                          6,000           12,000

    Shagawa Resort, Inc.
    - Goodwill                                        118,000                -
    - Prepaid Advertising                               8,000                -
    - Prepaid Legal / Debt Expense                    188,000                -
    - Organization / Start-up                         155,000          105,000
    - Asset Replacement Escrow                         23,000                -

                                                      520,000          121,000

The above referenced Other Assets for Shagawa Resort, Inc. are being amortized on a straight-line basis over the estimated useful lives of the asset as follows:

            Advertising                 3 years
            Organization / Start-up     5 years
            Legal / Debt Expense       20 years
            Goodwill                   15 years


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

In conjunction with the purchase of Shagawa Resort, Inc., the Company simul-taneously entered into a Management Agreement with Northland Adventures Minnesota, Ltd. to operate and manage the hotel / resort from the opening date (May 1,1996) until December 15, 1997. The Management Agreement required the Managing Agent to pay minimum monthly payments of $22,100 to the Company, plus a percentage of room and food / beverage receipts when these amounts exceed the minimum rentals on an annual basis. During the duration of the agreement, the Managing Agent absorbs or retains any operating profit or loss generated by the operation of the facility. During fiscal 1996, the Managing Agent met its minimum monthly payment obligations. On March 17, 1997, the Company and Northland Adventures Minnesota, Ltd. collectively reached an Asset Purchase Agreement whereby the Company purchased substantially all assets of the Business. All prior agreements pertaining to the management of the hotel / resort facility have been terminated. Consequently, effective March 17, 1997, the Company has assumed the management obligations and rights associated with the Shagawa Resort, Inc. facility. Operational results for the period March
17 - 31, 1997, were not recognized during the first quarter of 1997, but are included in the second quarter results for 1997.





MANAGEMENT'S DISCUSSION & ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Three Months Ended June 30, 1997 and 1996

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.).

The Company's revenue from the manufacturing sector for the three months ended June 30, 1997, was $1,793,000 as compared to $3,165,000 for the year earlier period or a decrease of $1,372,000. Single-family revenues decreased by $434,000 from $1,975,000 for 1996 to $1,541,000 for 1997. Likewise, revenue generated from multi-family / commercial activities decreased from $929,000 in 1996 to $59,000 for 1997. As a result of lower unit revenue activities, trans-portation and other revenues decreased from $261,000 in 1996 to $193,000 for 1997. The decrease in revenues during the second quarter of 1997 reflects the 1998. Company's reduced backlog at the end of the first quarter and the affects of the unusually severe winter and spring flooding which occurred within the Company's marketing territory. In addition, the Company was not able to secure any large multi-family / commercial projects and experienced a decline in Native American construction activities. Both of these areas contributed sig-nificantly to the Company's revenues during the prior three years.

The Company's backlog at June 30, 1997, was $5,710,000 as compared to $6,794,000 at June 30, 1996 (reference Note 3). The Company's backlog at the end of July, 1997, totals $5,777,000 versus $6,782,000 for 1996. The Company continues to actively pursue the housing needs of the flood victims by pro-viding the area Builder / Dealers with display models for immediate sale and have also assisted Builder / Dealers in presentation of housing proposals to various governmental officials. Even though firm contracts have not been signed, indications are promising that the Company will have the opportunity to participate in fulfilling some of the area's housing needs during the latter stages of 1997 and into 1998, but to what extent is still unknown.

On March 17, 1997, the Company assumed the management obligations and rights associated with the Shagawa Resort facility - dba: Holiday Inn Sunspree
Resort (reference Note 9). During the period, March 17, 1997, through June 30, 1997, Shagawa Resort contributed revenues of $503,000. The Shagawa Resort facility commenced operations on May 1, 1996, with the operational rights and obligations leased to a managing agent. Consequently, during the second quarter of 1996, the Company only realized lease revenues for the two-month period of $44,000. Due to the location and seasonal nature of the industry, revenues were soft during the first two months of the second quarter but have strengthened during June with indications that revenues will remain stronger for the duration of the third quarter. It is anticipated that seasonal fac-tors will reduce the revenue base during the fourth quarter of 1997 and the beginning months of 1998.


COST OF SALES:

Dynamic Home's gross profit (including transportation revenue and expense but excluding Shagawa Resort, Inc.) was $250,000 for 1997 as compared to $795,000 for 1996. Gross profit percentage for 1997 is 13.9% versus 25.1% for 1996. When transportation revenue and expense plus Shagawa Resort are excluded, the gross profit on product changes to 18.3% and 27.6%, respectively. The 1997 gross margin percent was negatively affected by winter promotion pricing, model home discounts and price reductions on inventory units. In addition, lower production levels, during 1997, contributed to unfavorable production variances for both labor and overhead which adversely impacted the gross margin percent. In conjunction with the recent upswing in new orders, production levels have likewise increased which should help alleviate the level of unfavorable pro-duction variance. Material acquisition costs have remained relatively stable throughout the second quarter of 1997.

Shagawa Resort, Inc. recorded a gross profit of $187,000 or 37.2% on operating revenues of $503,000 for the second quarter of 1997. Due to the leasing arrangement in effect during the second quarter of 1996, no cost of sales were required.


OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include transportation, marketing and administration, decreased by $92,000 over the 1996 period. Due to the decreased volume related to delivery and setting activity, 1997 transportation expenses decreased by $48,000. Volume related marketing expenses decreased by $46,000, while administration expenses increased by $2,000 during 1997.

Shagawa Resort, Inc. incurred operating expenses of $251,000 for the second quarter of 1997. During the second quarter of 1996, Shagawa Resort began operations in May, under a managing agreement, and consequently incurred only depreciation and amortization expenses of $23,000 associated with the ownership of the property.


OPERATING INCOME (LOSS):

The operating cycle for the second quarter of 1997 resulted in a consolidated operating loss of $89,000. During the same period of 1996, the Company re-ported operating income of $497,000. Dynamic Homes, Inc. incurred an opera-ting loss of $25,000 while Shagawa Resort, Inc. incurred an operating loss of $64,000 during the second quarter of 1997. In contrast, Dynamic Homes, Inc. and Shagawa Resort, Inc. both reported 1996 operating incomes of $476,000 and $21,000, respectively. The decrease in operating results reflects the reduced sales volume during the second quarter of 1997, the impact of under-utilized plant capacity which produced production generated unfavorable variances and the holding and operational costs associated with ownership and operation of the Shagawa Resort facility.


NET NON - OPERATING INCOME / EXPENSE:

Consolidated net non-operating expense for the second quarter of 1997 was $63,000 as compared to net non-operating expense of $27,000 for the 1996 period. Interest related expense for 1997 increased by $33,000. Interest expense associated with the financing of the Shagawa Resort property generated $37,000 of interest expense during the second quarter of 1997. Dynamic Homes, Inc. incurred an additional $25,000 of interest costs during the quarter pri-marily associated with the capital lease financing of transportation equipment and a long-term financing package supporting the expansion of the Detroit Lakes, MN manufacturing facility. Other income and expenses for each of the periods was insignificant.


FEDERAL AND STATE INCOME TAXES:

Due to the consolidated loss incurred during the second quarter of 1997, the Company recorded a tax benefit of $61,000. In contrast, the Company recorded a tax liability of $188,000 during the 1996 period. Income tax obligations and benefits are estimated at the normal statutory rate.


NET INCOME (LOSS):

The consolidated net loss for the second quarter of 1997 was $91,000 as com-pared to a net income of $282,000 for 1996. Primary net loss per common share out-standing for 1997 was a negative $0.04 per share versus a positive net earnings of $0.13 per share for 1996. During the second quarter of 1997, the ownership and operation of the Shagawa Resort property impacted the Company's net loss by slightly less than $0.03 per share while the manufacturing facility impacted the net loss by slightly more than $0.01 per share. After consider-ation for unexercised stock options granted in 1996, weighted fully-diluted earnings per common share for 1997 remained at a negative $0.04 per share versus a positive $0.13 per share for 1996.





Results of Operations
Six Months Ended June 30, 1997 and 1996

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and hospitality sector (Shagawa Resort, Inc.).

The Company's revenue generated from the manufacturing sector for the six-month period ending June 30, 1997, was $3,485,000 or a decrease of $789,000 from the $4,274,000 realized for 1996. During 1997, single-family revenue decreased by $125,000 while multi-family / commercial revenue decreased $631,000. Due to the lower revenue volume for the first six months of 1997, transportation and other (retail) revenues also decreased by $33,000. During the first half of 1997, order activity and unit delivery and setting activities were curtailed by winter weather conditions and the spring flooding. In addition, new orders from the multi-family / commercial line continued to be soft throughout the period. The Company also did not benefit from any new orders associated with Native American housing which has had a significant impact on revenues during the past several years.

Unit order activity, however, has increased during the past few months. The Company is hopeful this trend will continue and that the Company will be participating in addressing the housing needs associated with the spring flooding.

Revenues associated with the ownership and operation of the Shagawa Resort, Inc. totaled $559,000 for the first half of 1997. Shagawa Resort, Inc. opened on May 1, 1996, under a management agreement with a managing agent. Lease revenues under this arrangement for the months of May and June contributed $44,000 to the 1996 revenue base. Revenues during the upcoming quarter will benefit from the seasonally strong summer vacation months but as summer passes, revenues are expected to decline with the onset of the fall and winter months.


COST OF SALES:

The Company's gross profit (including transportation revenue and expense but excluding Shagawa Resort, Inc.) was $419,000 for 1997 versus $973,000 for 1996. Gross profit percentage for 1997 is 12.0% as compared to 22.8% for 1996. When transportation revenue and expense plus Shagawa Resort are excluded, the gross profit on product changes to 17.3% and 26.8%, respectively. During the first six months of 1997, the reduced level of new orders required the manufacturing facility to operate at reduced production levels. Consequently, resulting un-favorable production variances negatively impacted the gross profit percent.
In addition, several sales discount programs also contributed to the reduced gross margin percent. Overall material costs remained relatively stable throughout the first half of 1997. In contrast, the first half of 1996 bene-fited from higher production levels and favorable material costs.

Shagawa Resort, Inc. recorded a gross profit of $243,000 for the six-month period ending June 30, 1997. Prior year gross profit of $44,000 represents two months of lease revenue.



OPERATING EXPENSES:

Operating expenses associated with the manufacturing facility, which includes transportation, marketing and administration, decreased by $47,000 from $929,000 during 1996 to $882,000 for 1997. Volume related transportation and marketing expenses decreased by $9,000 and $54,000, respectively, while admin-istration related expenses increased by $16,000.

As a result of the March 17, 1997, asset purchase agreement with the prior managing agent, Shagawa Resort, Inc. incurred operational and ownership ex-penses of $307,000 for the 1997 period. During the first half of 1996, the resort facility was under construction until the May 1st opening date. Sub-sequent operational responsibilities were leased to a managing agent and con-sequently the Company incurred only depreciation and amortization costs of $23,000 associated with the property ownership.


OPERATING INCOME (LOSS):

The operating cycle for the first six months of 1997 resulted in a consolidated operating loss of $193,000. During the same period of 1996, the Company re-ported operating income of $408,000. Dynamic Homes, Inc. incurred an operating loss of $129,000 while Shagawa Resort, Inc. incurred an operating loss of
$64,000.   Dynamic Homes, Inc. and Shagawa Resort, Inc. both reported operating incomes of $387,000 and $21,000, respectively during 1996. The reduction in operating results for 1997 reflects the reduced sales volume, unfavorable pro-duction variances and the change in the operational status of the Shagawa Resort facility.


NET NON-OPERATING INCOME / EXPENSE:

Consolidated net non-operating expenses for 1997 were $101,000 or an increase of $75,000 over the 1996 period. Net non-operating expenses for Dynamic Homes, Inc. increased $27,000 from $5,000 in 1996 to $32,000 in 1997, while non-
operating expenses for Shagawa Resort, Inc. increased by $48,000 from $21,000 in 1996 to $69,000 for 1997. Interest related expense increased by $71,000 during 1997 while non-operating income decreased by $4,000. Interest costs associated with the long-term mortgage financing of the Shagawa Resort in-creased from $21,000 for 1996 to $70,000 for the 1997 period. Interest costs associated with the financing of transportation equipment and the recently completed plant expansion at Detroit Lakes, MN added an additional $22,000 of interest expense for Dynamic Homes during the 1997 period.



FEDERAL AND STATE INCOME TAXES:

Due to the consolidated loss experienced during the first six months of 1997, the Company recognized a combined tax benefit of $118,000. In contrast, the Company recognized a tax liability of $153,000 for the same period of 1996. Income tax benefits and obligations are estimated at the normal statutory rate.


NET INCOME (LOSS):

The consolidated net loss for the 1997 period was $176,000 as compared with a net income of $229,000 for 1996. Primary net loss per common share outstanding for 1997 was a negative $0.08 per share as compared with a positive net earn-ings per share of $0.10 for 1996. During the first six months of 1997, both Dynamic Homes, Inc. and Shagawa Resort, Inc. impacted the Company's net loss by approximately $0.04 per share. During 1996, Shagawa Resort had no affect on the earnings per common share. After consideration for unexercised stock options granted in 1996, the weighted fully-diluted net loss per common share for 1997 was $0.07 as compared to net earnings of $0.10 per common share for 1996.






Financial Condition
As of June 30, 1997


The Company's consolidated working capital at June 30, 1997, was a positive $2,074,000 versus $1,155,000 at June 30, 1996. The working capital position at December 28, 1996, was a positive $1,895,000. The current ratio for June 30, 1997, was 2.4 to 1.0 as compared to 2.7 to 1.0 at December 28, 1996, and 1.5 to
1.0 at June 20, 1996.

During the first two quarters of 1997, cash outflows were required for the buildup of inventory (finished goods), renewal of the Company's insurance package, the plant expansion project and the purchase of assets associated with the management and operational responsibilities of Shagawa Resort, Inc. (Note
9). Cash funds were also utilized to sustain the Company's operating cycle. Cash flows to support the referenced activities were primarily provided by using the Company's year-end cash and cash equivalents position, customer deposits, supplier payment terms and long-term financing arrangements.

Long-term debt, net of current maturities, increased by $1,540,000 from $1,439,000 at June 30, 1996 to $2,979,000 at June 30, 1997. Long-term debt, net of current maturities, was $2,077,000 at December 28, 1996. Long-term debt consists primarily of a long-term mortgage loan, which is secured by sub-stantially all assets of Shagawa Resort, Inc., with a partial guarantee of the Small Business Administration, two capitalized lease obligations secured by transportation equipment and a financing package in support of the plant expansion (Note 7). On April 1, 1997, the Company retired all outstanding debt associated with the Industrial Revenue Bonds which initially financed a major portion of the property and equipment for the Company's manufacturing facility. The debt retirement was required to provide collateral for a restructured long-term debt financing package. The financing package is a composite of three funding sources which provided the Company with $1,000,000 of proceeds which were used for financing the plant expansion, including equipment and working capital for additional inventory requirements. The plant expansion was operational at the end of June 1997, and adds 17,000 square feet of additional production space and has the potential of increasing the plant's single-shift production capacity by approximately 15 percent. As of the end of June, 1997, the Company has drawn 100% of the available funds.

The ratio of long-term debt to stockholders' equity changed from .40 to 1.0 at June 30, 1996, to .47 to 1.0 at December 28, 1996, and .70 to 1.0 at June 30,
1997. The increase in the ratio reflects the accumulated debt acquired to fi-nance transportation equipment, the Shagawa Resort project and the plant ex-pansion. Due to the consolidated loss incurred during the first six months of 1997, stockholders' equity (net of treasury stock) decreased from $4,403,000 at December 28, 1996, to $4,226,000 at June 30, 1997.

On May 1, 1997, Dynamic Homes, Inc. renewed its available credit line for an additional one-year period. The available credit line is $1,100,000 and exempts all existing letters of credit from reducing the available credit line. The available credit line is discretionary and is based upon specified percentages of inventory and receivables. As of June 30, 1997, the Company had no outstanding borrowings against the available credit line.

Management believes internally generated cash and short-term borrowings on its existing credit line should provide adequate funds to support the Company oper-ations and scheduled capital additions during the remainder of 1997.

Statements regarding the Company's operations, performance and financial condi-tion for 1997 are subject to certain risks and uncertainties. These risks and uncertainties include but are not limited to: rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family/commercial sales. Likewise, future escalating and volatile material costs and unfavorable weather conditions could also affect the Company's profit margins.




PART II.


Items 1, 2, 3, and 5 are omitted as each is either not applicable or the answer to the item is negative.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The annual meeting of shareholders of Dynamic Homes, Inc. was duly called and held on June 23, 1997.

    A.    The meeting involved the election of Directors.  Those elected were
          D. Raymond Madison, Clyde R. Lund Jr., Israel Mirviss, Ronald L. Gustafson, Peter K. Pichetti, and Glenn R. Anderson. There are no other members of the Board of Directors.

    B. The meeting involved ratification of the appointment of Charles Bailly & Company P.L.L.P. as independent public accountants for Dynamic Homes, Inc. for the fiscal year ending December 27, 1997. The appointment was ratified.


Item 5.    EXHIBITS AND REPORTS ON FORM 8-K:

On April 1, 1997, Form 8-K was filed regarding an Asset Purchase Agreement whereby Dynamic Homes, Inc. acquired said assets to operate and manage the Holiday Inn Sunspree Resort in Ely, Minnesota (Note 9).





SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.



Dated:   	August 12, 1997

Dynamic Homes, Inc.                 (Registrant)

ELDON MATZ                           Controller