Form 10-Q
period 1997-09-30
DYNAMIC HOMES INC
filed 1997-11-14
CIK 225278

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


For The Quarter Year Ended		September 30, 1997

Commission File Number    		0-8585

Dynamic Homes, Inc.    (Exact name of  registrant as specified in its charter)

Minnesota       (State or Other Jurisdiction of Incorporation or Organization)

41-0960127                                   (IRS Employer Identification No.)

525 Roosevelt Avenue, Detroit Lakes, MN   56501          (Address of principal
                                                            executive offices)

(218)  847-2611            (Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    X
NO

As of September 30, 1997, 2,240,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a plan to repurchase up to 100,000 shares of its outstanding common stock. As of September 30, 1997, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available unexercised options have been excluded from the common shares out-standing.


PART I.

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1997 & 1996
(Unaudited)
                                                                     Three Months
                                          Dynamic         Shagawa
                                        Homes, Inc.     Resort, Inc.    Consolidated        9/30/96
                                        -----------     ------------    ------------    -----------
   Revenues
     Single - Family                    $ 3,750,000     $          -    $  3,750,000   $  4,159,000
     Multi - Family / Commercial            124,000                -         124,000        193,000
     Other                                  113,000                -         113,000        126,000
     Transportation                         214,000                -         214,000        259,000
     Shagawa Resort, Inc.                         -          728,000         728,000         66,000

       Total Revenues - Net               4,201,000          728,000       4,929,000      4,803,000

   Cost of Sales
     Materials                            2,199,000          360,000       2,559,000      2,496,000
     Labor                                  355,000                -         355,000        397,000
     Overhead                               405,000                -         405,000        460,000
     Transportation                         214,000                -         214,000        266,000

       Total Cost of Sales                3,173,000          360,000       3,533,000      3,619,000

   Gross Profit                           1,028,000          368,000       1,396,000      1,184,000

   Operating Expenses
     Marketing                              135,000                -         135,000        100,000
     Administration                         195,000                -         195,000        182,000
     Other                                   17,000                -          17,000         37,000
     Shagawa Resort, Inc.                         -          261,000         261,000         33,000

       Total Operating Expenses             347,000          261,000         608,000        352,000

   Operating Income (Loss)                  681,000          107,000         788,000        832,000

   Other (Income) Expense
     Interest Expense                        27,000           37,000          64,000         34,000
     Other, Net                                   -                -               -         (6,000)

       Total Other (Income) Expense          27,000           37,000          64,000         28,000

   Income (Loss) Before Taxes               654,000           70,000         724,000        804,000

   Income Tax (Provision) Benefit          (262,000)         (28,000)       (290,000)      (320,000)

   Net Income (Loss)                    $   392,000     $     42,000    $    434,000    $   484,000

   Primary Earnings (Loss) Per Common
     Share                                $    0.17       $     0.02      $     0.19      $    0.22

   Fully Diluted Earnings (Loss) Per
     Common Share                         $    0.17       $     0.02      $     0.19      $    0.22

   Weighted Primary Average Number of
     Shares Outstanding                   2,240,900        2,240,900       2,240,900      2,215,900

   Weighted Fully Diluted Average
     Number of Shares Outstanding         2,241,700        2,241,700       2,241,700      2,215,900

   Dividends per Common Share                  None             None            None           None


See notes to condensed consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1997 & 1996
(Unaudited)
                                                                     Nine Months
                                          Dynamic          Shagawa
                                        Homes, Inc.      Resort, Inc.     Consolidated         9/30/96
                                        -----------      ------------     ------------     -----------
   Revenues
     Single - Family                    $ 6,593,000      $          -     $  6,593,000     $ 7,127,000
     Multi - Family / Commercial            422,000                 -          422,000       1,122,000
     Other                                  276,000                 -          276,000         270,000
     Transportation                         395,000                 -          395,000         492,000
     Shagawa Resort, Inc.                         -         1,287,000        1,287,000         110,000

       Total Revenues - Net               7,686,000         1,287,000        8,973,000       9,121,000

   Cost of Sales
     Materials                            4,085,000           676,000        4,761,000       4,578,000
     Labor                                  699,000                 -          699,000         780,000
     Overhead                               907,000                 -          907,000         953,000
     Transportation                         548,000                 -          548,000         609,000

       Total Cost of Sales                6,239,000           676,000        6,915,000       6,920,000

   Gross Profit                           1,447,000           611,000        2,058,000       2,201,000

   Operating Expenses
     Marketing                              299,000                 -          299,000         318,000
     Administration                         577,000                 -          577,000         550,000
     Other                                   19,000                 -           19,000          37,000
     Shagawa Resort, Inc.                         -           568,000          568,000          56,000

       Total Operating Expenses             895,000           568,000        1,463,000         961,000

   Operating Income (Loss)                  552,000            43,000          595,000       1,240,000

   Other (Income) Expense
     Interest Expense                        60,000           107,000          167,000          65,000
     Other, Net                              (1,000)           (1,000)          (2,000)        (11,000)

       Total Other (Income) Expense          59,000           106,000          165,000          54,000

   Income (Loss) Before Taxes               493,000           (63,000)         430,000       1,186,000

   Income Tax (Provision) Benefit          (197,000)           25,000         (172,000)       (473,000)

   Net Income (Loss)                    $   296,000        $  (38,000)     $   258,000      $  713,000

   Primary Earnings (Loss) Per Common
     Share                                $    0.13          $  (0.02)       $    0.12        $   0.32

   Fully Diluted Earnings (Loss) Per
     Common Share                         $    0.13          $  (0.02)       $    0.12        $   0.32

   Weighted Primary Average Number of
     Shares Outstanding                   2,240,900         2,240,900        2,240,900       2,217,100

   Weighted Fully Diluted Average
     Number of Shares Outstanding         2,241,700         2,241,700        2,241,700       2,217,100

   Dividends per Common Share                  None              None             None            None


See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1997 & DECEMBER 28,1996
(Unaudited)
                                      Dynamic          Shagawa
                                    Homes, Inc.      Resort, Inc.    Eliminations     Consolidated        12/28/96
                                    ------------     ------------    ------------     ------------     -----------
ASSETS
CURRENT ASSETS:
  Cash & cash equivalents           $   875,000      $     41,000    $          -     $    916,000     $   554,000
  Accounts receivable, less
    allowance for doubtful
    accounts, pledged                   987,000            20,000               -        1,007,000         728,000
  Inventories pledged (Note 2)        2,184,000            32,000               -        2,216,000       1,595,000
  Prepaid expenses (Note 5)              85,000            14,000               -           99,000          29,000
  Deferred income taxes (Note 4)         95,000                 -               -           95,000          95,000

    Total Current Assets              4,226,000           107,000               -        4,333,000       3,001,000

OTHER ASSETS:
  Investments - Affiliates            1,641,000                 -      (1,641,000)               -               -
  Other assets (Note 8)                  29,000           499,000               -          528,000         402,000

    Total Other Assets                1,670,000           499,000      (1,641,000)         528,000         402,000

PROPERTY, PLANT & EQUIPMENT, at:
  Cost - pledged in part (Note 6)     3,359,000         3,106,000               -        6,465,000       5,890,000
  Less - accumulated depreciation    (1,679,000)         (192,000)              -       (1,871,000)     (1,673,000)

  Net Property, Plant & Equipment     1,680,000         2,914,000               -        4,594,000       4,217,000

  Total Assets                      $ 7,576,000       $ 3,520,000    $ (1,641,000)     $ 9,455,000     $ 7,620,000


LIABILITIES
CURRENT LIABILITIES:
  Payables - Affiliates             $         -       $   935,000    $   (935,000)     $         -     $         -
  Notes payable                               -                 -               -                -               -
  Current portion - long-term debt      102,000            44,000               -          146,000         107,000
  Accounts payable                      623,000            37,000               -          660,000         216,000
  Customer deposits                     295,000                 -               -          295,000         326,000
  Accrued expenses
    Salaries, wages and vacations       199,000            22,000               -          221,000         194,000
    Taxes, other than income            143,000            42,000               -          185,000          78,000
    Warranty                             73,000                 -               -           73,000          77,000
    Other                                65,000                 -               -           65,000         108,000
    Income Taxes                        203,000           (25,000)              -          178,000               -

      Total Current Liabilities       1,703,000         1,055,000        (935,000)       1,823,000       1,106,000

LONG-TERM DEBT:  (Note 7)
  Less current portion included
    above                             1,149,000         1,788,000               -        2,937,000       2,077,000

DEFERRED INCOME TAXES (Note 4)           34,000                 -               -           34,000          34,000

  Total Liabilities                   2,886,000         2,843,000        (935,000)       4,794,000       3,217,000

STOCKHOLDERS' EQUITY
  Investment - Parent                         -           706,000        (706,000)               -               -
  Common stock, par value $.10 per
    share  Authorized, 5,000,000
    shares; issued and outstanding,
    2,240,000 in 1997 and 1996          228,000                 -               -          228,000         228,000
  Paid-in capital in excess of par      147,000                 -               -          147,000         147,000
  Retained earnings                   4,459,000           (29,000)              -        4,430,000       4,172,000
  Treasury stock - 43,080 shares       (144,000)                -               -         (144,000)       (144,000)

    Total Stockholders' Equity        4,690,000           677,000        (706,000)       4,661,000       4,403,000

    Total Liabilities & Stock-
      holders' Equity               $ 7,576,000       $ 3,520,000     $(1,641,000)     $ 9,455,000     $ 7,620,000

See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 & 1996
(Unaudited)
                                                    9/30/97           9/30/96
                                                -----------       -----------
Cash Flows From Operating Activities
  Net Income (Loss)                             $   258,000       $   713,000
  Adjust to Reconcile Net Income or Loss Pro-
    vided by (Used in) Operating Activities:
      Depreciation / Amortization                   316,000           156,000
      Provision for Doubtful Accounts                 4,000             4,000
      (Gain) Loss on Sale of Property &
        Equipment                                     9,000                 -
      Change in Assets & Liabilities:
        (Increase) Decrease in Receivables         (283,000)         (204,000)
        (Increase) Decrease in Inventories         (621,000)            8,000
        (Increase) Decrease in Prepaid
          Expenses                                  (70,000)          (52,000)
        (Increase) Decrease in Deferred
          Income Tax                                      -                 -
        (Increase) Decrease in Other Assets        (126,000)         (361,000)
        Increase (Decrease) in Accounts
          Payable                                   444,000           452,000
        Increase (Decrease) in Customer
          Deposit                                   (31,000)         (153,000)
        Increase (Decrease) in Accrued
          Expenses                                   87,000            87,000
        Increase (Decrease) in Income
          Tax Payable                               178,000            46,000

Net Cash Provided by (Used in) Operating
  Activities                                        165,000           696,000

Cash Flows From Investing Activities
  Asset Purchase - Shagawa Resort                   (53,000)                -
  Proceeds From Sale of Property &
    Equipment                                        13,000                 -
  Purchase of Property & Equipment                 (662,000)       (1,274,000)
  Purchase of Treasury Stock                              -                 -

Net Cash Provided by (used in)
  Investing Activities                             (702,000)       (1,274,000)

Cash Flows From Financing Activities
  Proceeds from Sale of Common Stock                      -            16,000
  Net Borrowings (Payments) on Revolving
    Credit Agreements & Other Short-Term
    Financing                                             -                 -
  Principal Payments on Long-Term
    Borrowings Including Industrial
    Revenue Bonds                                  (170,000)          (45,000)
    Proceeds From Long-Term Borrowings            1,069,000           878,000

Net Cash Provided by (Used in) Financing
  Activities                                        899,000           849,000

Increase (Decrease) in Cash and
  Equivalents                                       362,000           271,000

Cash and Equivalents
  Beginning                                         554,000           543,000
  Ending                                        $   916,000       $   814,000

Supplemental Disclosures of Cash Flow
  Information
    Cash Payments for:
      Income Taxes                              $     3,000       $   427,000
      Interest                                  $   168,000       $    62,000

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and December 28, 1996, and the results of operations and cash flows for the nine months ended September 30, 1997 and September 30, 1996.


Note 2.    INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels at its manufacturing facility. Cost of sales values are determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inven-tories are taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the third quarter of 1997. Shagawa Resort, Inc. conducts a physical inventory at each month-end.

The Breakdown of Inventories is as follows:

                                                    9/30/97           9/30/96
                                                -----------       -----------
           Finished Goods                       $ 1,060,000       $   745,000
           Work In Process                          193,000           155,000
           Raw Materials                            931,000           730,000
           Shagawa Resort, Inc.                      32,000                 -

             Total Inventories                  $ 2,216,000       $ 1,630,000


Note 3.    BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future delivery. As of September 30, 1997 and September 30, 1996, the Company's backlog of open orders was approximately $4,407,000 and $4,252,000, respectively. As of December 28, 1996, the Company's backlog of open orders was $2,593,000. The September 30, 1997 backlog consists of 31 completed single-family units available for deli-very and setting as compared to 24 units at September 30, 1996. The majority of the third quarter backlog is scheduled to be delivered and set during the fourth quarter of 1997. However, weather conditions and dealer site pre-parations may curtail the Company's ability to meet all anticipated delivery schedules during the fourth quarter of 1997.


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


Note 5.    PREPAID EXPENSES

                                                    9/30/97           9/30/96
                                                -----------       -----------
            Advertising                         $    14,000       $     8,000
            Insurance                                63,000            76,000
            Equipment/ Supplies Inventory
              - Shagawa Resort, Inc.                 14,000                 -
            Other                                     8,000             7,000

                                                $    99,000       $    91,000


Note 6.    PROPERTY AND EQUIPMENT

                                                   9/30/97            9/30/96
                                               -----------        -----------
            Dynamic Homes, Inc.
              Land and Improvements            $   191,000        $   130,000
              Buildings                            991,000            978,000
              Machinery and Equipment            1,749,000          1,368,000
              Construction in Progress             428,000             38,000

            Shagawa Resort, Inc.
              Land and Improvements                341,000            329,000
              Buildings                          2,098,000          2,033,000
              Machinery and Equipment              667,000            603,000
              Construction in Progress                   -             51,000

            Less:  Accumulated Depreciation
                     - Dynamic Homes, Inc.      (1,679,000)        (1,577,000)
                   Accumulated Depreciation
                     - Shagawa Resort, Inc.       (192,000)           (49,000)

                                               $ 4,594,000        $ 3,904,000


Note 7.    LONG-TERM DEBT

                                                  9/30/97             9/30/96
                                              -----------         -----------
       Long-term debt (net of current
             maturities) consists of:
       - Detroit Lakes - Plant Expansion      $   910,000         $         -
       - Industrial Development Bonds of
         Detroit Lakes, MN                              -              45,000
       - M & I Leasing - Capitalized
         Crane / Trailers                         239,000                   -
       - Term Mortgage Agreement covering
         Shagawa Resort Project (Note 9)        1,788,000           1,826,000
       - Other Notes and Contracts Payable              -               4,000

                                              $ 2,937,000         $ 1,875,000

Note 8.    OTHER ASSETS - NET

                                                  9/30/97             9/30/96
                                              -----------         -----------
      Dynamic Homes, Inc.
      - Deferred Bond & Maintenance Expense   $         -         $     3,000
      - Prepaid Debt Expense                       23,000                   -
      - Deposits                                    6,000              13,000

      Shagawa Resort, Inc.
      - Goodwill                                  116,000                   -
      - Prepaid Advertising                         7,000              11,000
      - Prepaid Legal / Debt Expense              193,000             191,000
      - Organization / Start-up                   146,000             181,000
      - Asset Replacement Escrow                   32,000                   -
      - Other                                       5,000                   -

                                              $   528,000         $   399,000

The above referenced corresponding Other Assets for Shagawa Resort, Inc. are being amortized on a straight-line basis over the estimated useful lives of the asset as follows:

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

Results of Operations
Three Months Ended September 30, 1997 and 1996

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.).

The Company's revenue from the manufacturing sector for the three months ended September 30, 1997, was $4,201,000 as compared to $4,737,000 for the year earlier period which represents a decrease of $536,000 or approximately 11%. Single-family revenues decreased by $409,000 from $4,159,000 for 1996 to $3,750,000 for 1997. Likewise, revenue generated from multi-family / commer-cial activities decreased from $193,000 in 1996 to $124,000 for 1997. As a result of lower unit revenue activities, transportation and other (retail) revenue decreased from $385,000 in 1996 to $327,000 for 1997. The decrease in revenue during the third quarter of 1997 reflects the Company's lower backlog at the beginning of the quarter and the absence of any significant Native American and multi-family / commercial projects. In contrast, the third quar-ter of 1996 benefited from the production and revenues associated with several Native American single-family housing projects located in the Upper Midwest.

The Company's backlog at September 30, 1997, was $4,407,000 as compared to $4,252,000 at September 30, 1996 (reference Note 3). Unit order activity for single-family housing is again showing signs of the traditional late fall slowdown. In response, the Company has implemented several aggressive fall and winter discount programs promoting model homes, consumer rebates and Dealer / Developer discounts. In addition, the Company continues to explore opportunities in fulfilling some of the flood-stricken area's housing needs. Even though the Company has participated in a limited number of units for this area, future order activity remains uncertain.

On March 17, 1997, the Company assumed the management obligations and rights associated with the Shagawa Resort facility - DBA: Holiday Inn Sunspree Resort (reference Note 9). During the third quarter of 1997, Shagawa Resort, Inc. contributed operating revenues of $728,000 as compared to lease revenues of $66,000 for the third quarter of 1996. Due to the location and seasonal nature of the industry, revenues strengthened during the third quarter of 1997, but it is anticipated that seasonal factors will reduce the revenue base during the fourth quarter of 1997 and early stages of 1998.


COST OF SALES:

Dynamic Home's gross profit (including transportation revenue and expense but excluding Shagawa Resort, Inc.) was $1,028,000 for 1997 as compared to $1,118,000 for 1996. Gross profit percentage for 1997 is 24.5% versus 23.6% for 1996. When transportation revenue and expense plus Shagawa Resort are excluded, the gross profit percentage on product changes to 25.8% and 25.1%, respectively. The improved gross margin percent for the third quarter of 1997, reflects the benefits associated with increased production, favorable material acquisition costs and reduced levels of promotional discounts.

Shagawa Resort, Inc. recorded a gross profit of $368,000 on operating revenues of $728,000 for the third quarter of 1997. Due to the leasing arrangement in effect during the third quarter of 1996, no cost of sales were required.




OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include transportation, marketing and administration, decreased by $24,000 over the 1996 period. Due to de-creased unit volume and distance factors, 1997 delivery and setting expense decreased by $52,000. Marketing related expenses for 1997 increased by $35,000, primarily associated with Dealer incentives. During 1996, similar Dealer incentives were recognized during the second quarter. Administration expense for 1997 increased by $13,000, while Other expense, associated with the Company's 1997 profit incentive plan, decreased by $20,000.

Shagawa Resort, Inc. incurred operating expenses of $261,000 for the third quarter of 1997. During the third quarter of 1996, Shagawa Resort operated under a management agreement and consequently, incurred only depreciation and amortization expenses of $33,000 associated with the ownership of the property.


OPERATING INCOME:

The operating cycle for the third quarter of 1997 resulted in a consolidated operating income of $788,000. During the same period of 1996, the Company reported operating income of $832,000. Dynamic Homes contributed an operating income of $681,000 while Shagawa Resort contributed $107,000 of operating income. During the third quarter of 1996, Dynamic Homes and Shagawa Resort, reported operating incomes of $799,000 and $33,000, respectively. The decrease in Dynamic Homes' operating income reflects the reduced sales volume during the third quarter of 1997, while the increase in operating income for Shagawa Resort is associated with the resort's change in status. During the third quarter of 1997, the Company owned and operated the facility, in contrast to the lease and management agreement in affect during the third quarter of 1996.


NET NON - OPERATING INCOME / EXPENSE:

Consolidated net, non-operating expense for the third quarter of 1997 was $64,000 as compared to $28,000 for the same period of 1996. Interest related expense for 1997 increased by $30,000. Interest expense associated with the financing of the Shagawa Resort property generated $37,000 of interest expense for the third quarter of 1997. Dynamic Homes incurred an additional $27,000 of interest costs associated with the capital lease financing of transportation equipment and a long-term financing package supporting the expansion of the Detroit Lakes, MN manufacturing facility. Other income and expenses for each of the periods was insignificant.


FEDERAL AND STATE INCOME TAXES:

During the third quarter of both 1997 and 1996, the Company recorded estimated income tax provisions of $290,000 and $320,000, respectively. Income tax obligations are estimated at the normal statutory rate.


NET INCOME (LOSS):

The consolidated net income for the third quarter of 1997 was $434,000 as compared to a net income of $484,000 for 1996. Both primary and fully-diluted earnings per common share outstanding for 1997 were $0.19 per share versus $0.22 per share for 1996. During the third quarter of 1997, the ownership and operation of the Shagawa Resort property benefited the Company's net earnings by approximately $.02 per share, while the manufacturing facility increased net earnings by approximately $0.17 per share. During the 1996 period, Shagawa Resort had no affect on the earnings per common share. Consideration for unexercised stock options granted in 1996, were recognized in arriving at fully-diluted common shares outstanding for the periods.




Results of Operations
Nine Months Ended September 30, 1997 and 1996

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and hospitality sector (Shagawa Resort, Inc.).

The Company's revenue generated from the manufacturing sector for the nine-month period ending September 30, 1997, was $7,686,000 or a decrease of $1,325,000 from the $9,011,000 realized for 1996. During 1997, single-family revenue decreased by $534,000 while multi-family / commercial revenue decreased $700,000. Due to the lower revenue volume for the first nine months of 1997, transportation and other (retail) revenues also decreased by $91,000. During the first half of 1997, order activity and unit delivery and setting activities were curtailed by winter weather conditions and the spring flooding. In addition, new orders from the multi-family / commercial line continued to be soft throughout the period. The Company also did not benefit from any new orders associated with Native American housing which has had a significant impact on revenues during the past several years.

Unit order activity has again shown indications of the traditional seasonal slowdown in construction activity. Consequently, the Company has implemented several marketing programs aimed at providing Dealer / Developers with various incentives to encourage unit orders for winter production. In addition, the Company proposes to supplement winter production orders with inventory or speculation units. These units will be available to the Dealer / Developer network and can be ordered to fulfill immediate housing needs.

Revenues associated with the ownership and operation of the Shagawa Resort totaled $1,287,000 for the first nine months of 1997. Shagawa Resort opened on May 1, 1996, under a management agreement with a managing agent. Lease revenues under this arrangement for the months of May through September, 1996, contributed $110,000 to the revenue base. The revenue base for 1997 benefited from the seasonally strong summer months but as summer passes, revenues are expected to decline with the onset of the fall and winter months.





COST OF SALES:

The Company's gross profit (including transportation revenue and expense but excluding Shagawa Resort) was $1,447,000 for 1997 versus $2,091,000 for 1996. Gross profit percentage for 1997 was 18.8% as compared to 23.2% for 1996. When transportation revenue and expense plus Shagawa Resort are excluded, the gross profit on product changes to 21.9% and 25.9%, respectively. During the first six months of 1997, the reduced level of new orders required the manufacturing facility to operate at reduced production levels. Consequently, resulting unfavorable production variances negatively impacted the gross profit percent. Overall material acquisition costs remained relatively stable throughout the first nine months of 1997. In contrast, the first nine months of 1996 benefited from higher production levels and more favorable material ac-quisition costs.

Shagawa Resort recorded a gross profit of $611,000 for the nine-month period ending September 30, 1997. Prior year gross profit of $110,000 represents only lease revenues for the five-month period of May - September.



OPERATING EXPENSES:

Operating expenses associated with the manufacturing facility, which includes transportation, marketing and administration, decreased by $71,000 from $1,514,000 during 1996 to $1,443,000 for 1997. Volume related transportation and marketing expenses decreased by $61,000 and $19,000 respectively. Administration expenses for 1997 increased $27,000 and other expense associated with a company profit incentive plan decreased by $18,000.

As a result of the March 17, 1997, asset purchase agreement with the prior managing agent, Shagawa Resort incurred operational and ownership expenses of $568,000 for the 1997 period. During 1996, the resort facility was under construction until the May 1st opening date. Subsequent operational responsibilities were leased to a managing agent and consequently the Company incurred only depreciation and amortization costs of $56,000 associated with the property ownership.


OPERATING INCOME:

The operating cycle for the first nine months of 1997 resulted in a consol-idated operating income of $595,000. During the same period of 1996, the Company reported consolidated operating income of $1,240,000. Dynamic Homes realized operating income of $552,000 while Shagawa Resort contributed $43,000 to operating income. Dynamic Homes and Shagawa Resort reported operating incomes of $1,186,000 and $54,000, respectively, for the 1996 period. The reduction in operating results reflects the reduced sales volume, unfavorable production variances during the first two quarters of 1997 and the management change to the operational status of the Shagawa Resort facility.


NET NON-OPERATING INCOME / EXPENSE:

Consolidated net non-operating expenses for 1997 were $165,000 or an increase of $111,000 over the 1996 period. Net non-operating expenses for Dynamic Homes increased $56,000 from $3,000 in 1996 to $59,000 in 1997, while non-operating expenses for Shagawa Resort increased by $55,000 from $51,000 in 1996 to $106,000 for 1997. Interest related expense increased by $102,000 during 1997 while non-operating income decreased by $9,000. Interest costs associated with the long-term mortgage financing of the Shagawa Resort increased from $53,000 for 1996 to $107,000 for the 1997 period. Interest costs associated with the long-term financing of transportation equipment and plant expansion at Detroit Lakes, MN added an additional $51,000 of interest expense for Dynamic Homes during the 1997 period.



FEDERAL AND STATE INCOME TAXES:

During the first nine months of 1997 and 1996, the Company recorded a consolidated estimated tax provision of $172,000 and $473,000, respectively. Income tax obligations and benefits are estimated at the normal statutory rate.


NET INCOME (LOSS):

The consolidated net income for the 1997 period was $258,000 as compared with a net income of $713,000 for 1996. Both primary and fully-diluted earnings per common share outstanding for 1997 were $0.12 per share versus $0.32 per share for 1996. During the nine month period of 1997, Shagawa Resort incurred a net loss of $38,000 or approximately $0.02 per share while the manufacturing facility realized a net income of $296,000 or approximately $0.13 per share. During 1996, Shagawa Resort had no affect on the reported earnings per common share. Consideration for unexercised stock options granted in 1996 were recognized in arriving at the fully-diluted common shares outstanding and earnings per share computations.





Financial Condition
As of September 30, 1997


The Company's consolidated working capital at September 30, 1997, was a posi-tive $2,510,000 versus $1,805,000 at September 30, 1996. The working capital position at December 28, 1996, was a positive $1,895,000. The current ratio for September 30, 1997, was 2.4 to 1.0 as compared to 2.7 to 1.0 at December 28, 1996, and 2.0 to 1.0 at September 30, 1996.

During the first three quarters of 1997, cash outflows were required for the build-up of inventory, the plant expansion project, the purchase of assets associated with the management and operational responsibilities of Shagawa Resort (Notes 8 and 9) and the increase in customer receivables. Cash flows to support the referenced activities were primarily provided by utilizing the Company's year-end cash and cash equivalents position, supplier payment terms, internally generated income, income tax deferral and long-term financing arrangements.

Long-term debt, net of current maturities, increased by $1,062,000 from $1,875,000 at September 30, 1996 to $2,937,000 at September 30, 1997. Long-
term debt, net of current maturities, was $2,077,000 at December 28, 1996. Long-term debt consists primarily of a long-term mortgage loan, which is secured by substantially all assets of Shagawa Resort, Inc., with a partial guarantee of the Small Business Administration, two capitalized lease obligations secured by transportation equipment and a financing package secured by a mortgage in support of the plant expansion (Note 7). On April 1, 1997, the Company retired all outstanding debt associated with the Industrial Revenue Bonds which initially financed a major portion of the property and equipment for the Company's manufacturing facility. The debt retirement was required to provide collateral for a restructured long-term debt financing package. The financing package is a composite of three funding sources which provided the Company with $1,000,000 of proceeds which were used for financing the plant expansion, including equipment and working capital for additional inventory requirements. The plant expansion was operational by the end of June, 1997, and added an additional 17,000 square feet of production space with the potential of increasing the plant's single-shift production capacity by approximately 15 percent. Debt retirement, associated with the plant expan-sion, varies from five to fifteen years dependent on the funding source.

The ratio of long-term debt to stockholders' equity changed from .45 to 1.0 at September 30, 1996, to .47 to 1.0 at December 28, 1996, and .63 to 1.0 at September 30, 1997. The increase in the ratio reflects the accumulated debt acquired to finance transportation equipment, the Shagawa Resort facility and the plant expansion. Stockholders' equity, net of treasury stock, increased by $258,000 to $4,661,000 at September 30, 1997, from $4,403,000 at December 28,
1996 and up $453,000 from the September 30, 1996 level of $4,208,000.

On May 1, 1997, Dynamic Homes, Inc. renewed its available credit line for an additional one-year period. The available credit line is $1,100,000 and exempts all existing letters of credit from reducing the available credit line. The available credit line is discretionary and is based upon specified percentages of inventory and receivables. As of September 30, 1997, the Company had no outstanding borrowings against the available credit line.

Management believes internally generated cash and short-term borrowings on its existing credit line should provide adequate funds to support the Company operations and scheduled capital additions during the remainder of 1997 and beginning stages of 1998.

Statements regarding the Company's operations, performance and financial condition for 1997 are subject to certain risks and uncertainties. These risks and uncertainties include but are not limited to: rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family/commercial sales. Like-wise, future escalating and volatile material costs and unfavorable weather conditions could also affect the Company's profit margins.



PART II.

Items 1, 2, 3, 4, 5 are omitted as each is either not applicable or the answer to the item is negative.

Item 6.    Exhibits and Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter ended September 30, 1997.


SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   	November 14, 1997

Dynamic Homes, Inc.             (Registrant)

ELDON MATZ                      Controller