Form 10-K
period 1997-12-27
DYNAMIC HOMES INC
filed 1998-03-27
CIK 225278

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Attention: Filing Desk
STOP 1-4
450 Fifth Street NW
Washington, DC 20549-1004
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 27, 1997
Commission file number 0-8585

Dynamic Homes, Inc.
(Exact name of  registrant as specified in its charter)

Minnesota
(State or other jurisdiction of incorporation or organization)

41-0960127
(IRS Employer Identification No.)

525 Roosevelt Avenue, Detroit Lakes, MN
(Address of principal executive offices)

56501
(Zip Code)

Registrant's telephone number including area code:  (218)-847-2611

Securities registered pursuant to Section 12(g) of the act:
						Name of Exchange on
Title of Each Class				Which Registered

Common Stock, $.10 par value			NASDAQ Small Cap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regi-strant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES        X
NO

As of March 16, 1998, 2,240,850 common shares were outstanding, and the aggre-gate market value of the common shares (based upon the average closing bid and ask prices of these shares as compiled by the NASDAQ market) of Dynamic Homes, Inc., held by non-affiliates was approximately $3,000,000. On January 7, 1995 the Company implemented a six month plan to repurchase up to 100,000 shares of its outstanding common stock. As of March 16, 1998, a total of 43,080 have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available but unexercised options are excluded from the common shares outstanding.

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

Part IV
      Item 14      Exhibits, Financial Statement Schedules and Reports on
                          Form 8-K

Documents Incorporated by Reference

Part III
          Item 10        Directors and Executive Officers of the Registrant
          Item 11        Executive Compensation

PART I

Item 1.  Business

General

     Dynamic Homes, Inc. (a Minnesota Corporation) was founded in 1970 and is head-quartered in Detroit Lakes, Minnesota. Dynamic Homes, Inc. (hereinafter together with its subsidiaries, unless the context requires otherwise, referred to as the "Company") manufactures and markets modular, preconstructed single-family and multi-family homes and light commercial buildings in the upper mid-west region of the United States. Auxiliary products include garages, wood basements and retail sales. During 1995, the Company purchased all the stock of Shagawa Resort, Inc., a hotel / resort located in Ely, Minnesota. In con-junction with the stock purchase, the Company also entered into a management agreement for the operation of the hotel / resort which commenced operations in May, 1996. During March, 1997, the management agreement was terminated and the Company assumed both ownership and operational activities for the facility.

Products

     The Company's principal product is single-family modular homes. Single-family homes currently produced by the Company are offered in 60 basic designs with various options and floor plan variations. Even though the Company has standardized plans, the majority of single-family homes are customized to indi-vidual preferences. Approximately 90-95 percent of single-family units sold for the years 1995 through 1997 were custom built.

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

     As well as its principal single-family modular homes, the Company produces and markets modular multi-family units ranging in size from approximately 600 square feet to 1,300 square feet per living unit. During 1997, the Company's multi-family sales accounted for approximately 4 percent of unit revenues. During 1996 and 1995, the Company's multi-family segment accounted for approx-imately 2 percent of revenues.

     The Company also produces light commercial products including small offices, motels and other buildings requiring special design. Commercial sales activity accounted for approximately 1 percent of 1997 unit revenues. Corres-ponding sales volumes for 1996 and 1995 were approximately 9 and 15 percent, respectively.

     The Company also produces and markets panelized garages and wood foun-dations to complement its modular homes. During 1997, these auxiliary products accounted for approximately 3 percent of total unit revenues, as compared to 2 percent for both 1996 and 1995. In addition, the Company provides its cus-tomers with the opportunity to purchase materials at retail. Revenues associ-ated with retail sales approximate 2 to 3 percent annually.

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

     The modules are transported to the building site and set by the Company's employees and equipment upon foundations prepared by factory authorized builder / dealers and/or contractors. In some cases, distance, site conditions, and module configurations may require the leasing of equipment to assist in the setting process.

     Shagawa Resort, Inc. dba: Holiday Sunspree Resort is associated with the hospitality industry. The resort / motel consists of 61 units on approximately 25 acres of land located in Ely, Minnesota and adjacent to Shagawa Lake. The facility offers its services to the general public but specializes as a leisure / vacation destination. The facility offers a wide range of amenities and services such as restaurants, lounge, meeting rooms, easy access to local attractions and a diversity of winter and summer recreational activities.

Marketing

     The Company markets its products within the states of Iowa, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming principally through a network of approximately 65 independent factory authorized builder / dealers.

     The builder / dealers operate in nonexclusive territories and purchase the Company's products based on dealer price lists for a nominal down payment with the balance due within 5 working days after setting upon the foundation.

     The builder / dealers sell to the ultimate purchaser and may, in addition, contract with the purchaser for site preparation including foundation work and for finishing work which must be performed after delivery and erection of the Company's products. These additional functions are performed independently of the builder / dealers' relationship with the Company.

     The Company has no suggested retail prices for its products to the ulti-mate consumer. The builder / dealer realizes as profit the difference between what is paid the Company, other suppliers and contractors and the payment(s) received from the purchaser. During both 1997 and 1996, the Company derived approximately 12 percent of its revenues from one customer. During 1995, the Company realized approximately 14 percent of its revenues from one customer. Sales to customers accounting for more than 10 percent of revenues were of a non-repetitive nature. As a result, the Company does not expect to be dependent upon the same customers on a year-to-year basis for a significant portion of future revenues.

     In addition to the builder / dealer network, the Company may also market its products through contractors or developers. Developers operate in nonex-clusive territories and purchase products based on contractual arrangements. hese contractual arrangements may vary from a single-phase project to a multi-phased project built and delivered over an extended time interval.

     Shagawa Resort, Inc. markets its services through various recreational / vacation related shows and publications primarily targeting the population centers of Minnesota, Wisconsin and Iowa. In addition, the facility is a member of the Holiday Inns - Holidex Reservation System which administers a computerized reservation network service.

Competition

     There is substantial competition within the Company's market area. The Company competes in the housing market with other modular and panelized manu-facturers, tract home developers, mobile home manufacturers and traditional on-site builders of single and multi-family / commercial units.

     The Company has several direct competitors marketing modular and panelized units within its market area. Some of these competitors have substantially greater assets and gross annual sales than the Company.

     Transportation costs significantly increase the cost of housing units sold by the Company beyond a four-hundred mile radius from its manufacturing facility. General pricing in the housing market throughout the United States is sufficiently competitive to somewhat limit the Company's ability to compete in some areas outside this radius. While this may provide the Company with some competitive advantage within its immediate market area, it makes compe-tition outside its market more difficult. The majority of the Company's sales are concentrated within a two-hundred-fifty mile radius of its manufacturing facility.

     The Company competes principally on the basis of quality and design of product, material, craftsmanship, delivery and service.

     Shagawa Resort, Inc. has several competitors within its immediate market location. The hotel / resort facility competes principally on the basis of service, amenities and location.

Materials

     The principal materials used by the Company in the manufacture of its products are processed lumber, finished cabinets, floor coverings, windows and doors, sheetrock, insulation and shingles. Currently, the Company is not experiencing any difficulty in obtaining adequate supplies of raw materials from current suppliers and does not anticipate any immediate difficulty in obtaining adequate supplies. During 1997 and 1996, prices for wood building products experienced some volatility with average price levels slightly higher than the corresponding periods of 1995. The Company monitors its material costs on an on-going basis and during periods of escalating material costs, may impose a temporary surcharge to prevent the erosion of its profit margin. The Company may periodically adjust the surcharge level to correlate with the on-going fluctuations in material costs. During both 1997 and 1996, pricing projections were adequate and no surcharges were implemented. However, future strong demand for wood and related building products would not only again support higher price levels but may also decrease availability through longer lead times and product allocations.

     Major raw components are available to the Company from several vendors, and the Company is not dependent upon any one of these vendors for a continuous source of supply.

Backlog

     At December 27, 1997, the Company's backlog of orders believed to be firm was $2,285,000 compared with $2,593,000 at December 28, 1996, and $2,595,000 at December 30, 1995. As of March 14, 1998, the Company's backlog was $5,677,000 as compared to $2,895,000 for the similar period in 1997.

     Due to seasonal fluctuations in the housing market, the Company experiences fluctuations in orders. Orders tend to begin increasing during the month of March, peak during the months of April through June, gradually dimi-nish through the early summer, rise again in late summer and fall and diminish again in the winter months. Accordingly, with the Company's production capa-bilities, the backlog of orders generally tends to be the lowest during the first fiscal quarter (January - March) and highest during the third quarter (July - September). In order to supplement the traditional periods of decreased order activity, the Company offers several single-family model and winter promotional programs and pursues multi-family / commercial projects utilizing winter promotions and discounts. The majority of the increased backlog for 1998 is attributed to the completion of a successful marketing program targeting the traditionally slow winter months.

Patents and Trademarks

     The Company's manufacturing facility neither owns nor is a licensee of any patents, trademarks, licenses, franchises or concessions that are material to its business. Shagawa Resort, Inc. operates under a franchise agreement with the Holiday Inn Corporation.

Research and Development

     The Company has not incurred any research and development cost as defined by generally accepted accounting principles.

Government Regulations

     Throughout the Company's market area, various state laws or local ordinances regulate materials, equipment and design used in the construction of housing units. The Company is unaware of any law or ordinance which precludes the sale and erection of its homes within any governmental unit in its market area and the Company believes its homes comply with the requirements of such laws and ordinances. Highway regulations limit the Company's ability to trans-port and deliver homes during the annual spring thaw.

     No significant amount of any material is discharged by the Company into the environment and applicable laws and regulations relating to environmental protection do not require any capital expenditures by the Company for environ-mental control facilities at either its manufacturing or hotel / resort facility.

Seasonal Aspect & Current Economic Conditions

     Sales are subject to seasonal variations as described under the "Backlog" caption. During the winter months the Company employs sales stimulating methods such as additional dealer and homeowner incentives, model home and multi-family / commercial sales discounts to stimulate sales.

     The Company experiences seasonal increases in inventory of finished units in the spring of each year for a period of approximately six to eight weeks. Local regulations and road conditions restrict usage of roadways during this season for the delivery of homes and the passage of heavy equipment necessary for the erection of the Company's units. Due to seasonal fluctuations in orders, the Company has determined that it is advantageous to build some homes for inventory during the winter and early spring months. This process con-tributes to reductions in idle plant capacity overhead and also provides builder / dealers with immediate product availability. During the first half of 1996, the Company produced 12 single-family inventory units. Based upon the past salability of these units combined with the economics associated with the reduction of idle plant capacity, the Company produced 22 single-family inven-tory units during the first months of 1997 and 28 inventory units during late 1997 and early 1998. The Company had six inventory units available for sale at December 27, 1997. The Company had two inventory units available for sale at year-end 1996 and three units at 1995 year-end. The Company continues to rotate model / display units on its premises which are used to illustrate con-struction and design capabilities for potential customers. As of December 27, 1997, the Company had one model / display unit. The Company's intent is to have two model / display units available and replace them as needed. As of this date, the Company has two models in place for display purposes.

     Even though mortgage financing rates have been quite favorable during the past several years, availability and cost of mortgage financing to the ultimate purchasers of the Company's product affects the volume of sales. Historically, the Company's sales volume has been affected by the difficulty encountered by consumers obtaining mortgage funds, fluctuating mortgage interest rates, uncer-tainty in the energy and mining industries and a general weakness in the agri-cultural economy. Traditionally, these market segments have made strong con-tributions to the sales base. In response to these economic conditions, the Company continues to diversify and modify the product line to meet the changing needs of both the rural and urban market. The diversity of product avail-ability, structural design and flexibility, an upgraded builder/dealer network and continued emphasis on multi-family/commercial sales should contribute to the 1998 revenue base. However, any upward trends in mortgage rates and con-sumer uncertainty over the course of the economy and national budgeting policy may place limitations on potential consumers' willingness to commit to new home purchases which would adversely affect the revenue base.

     In 1997, 100 percent of all production was completed at its only plant, located in Detroit Lakes, Minnesota. During 1997, the Company operated at approximately 67% of its practical single-shift production capacity, as com-pared with 75% for 1996. During 1995, the Company operated at approximately
72% of its single-shift plant capacity. Historically, the Company tends to realize a significant portion of new orders during the spring and early summer months. The associated lengthened production cycle has contributed to lost and delayed unit orders. In order to alleviate this condition, the Company has completed two plant expansion projects within the last three years. The last project was completed in June, 1997, and became operational July 1, 1997. The combined projects added approximately 32,000 square feet of production and material storage capacity and increased the available single-shift plant capacity by 35 percent.

     Shagawa Resort, Inc. is affected by the seasonal nature of the tourist industry and to a lesser degree by location. Revenues usually increase begin-ning mid-May and continue through the Labor Day weekend when the tourist season begins to decline. The unusually mild weather conditions during the 1997 - 98 winter season, adversely impacted the resort's performance by cur-tailing many of the winter sports activities which would normally bring visitors to Northern Minnesota.

Employees

     At December 27, 1997, the number of full-time employees at the Detroit Lakes facility totaled 89 as compared with 99 for the year ending December 28, 1996. Of these, 5 were in management positions, 12 in supervisory positions, 52 in manufacturing, 7 in transportation and erection, 3 in sales and 10 in drafting and clerical positions. The Company's manufacturing, transportation and installation employees located in Detroit Lakes, Minnesota, are represented by a labor union. The present labor union contract for Detroit Lakes union employees became effective on March 1, 1998, and expires on February 28, 2001. The three-year contract provides for modest annual wage adjustments and in-creases in the benefit package. As of mid-March , 1998, the Company has added an additional 23 manufacturing related positions.

     Shagawa Resort, Inc. has a full-time staff of 36 employees. The class-ification of employees consists of 6 management positions, 1 supervisory employee, 7 clerical and front-desk positions and 22 service employees. In addition, the hotel / resort facility may employ upwards to 12 seasonal employees during the summer tourist season.


Item 2.  Properties

(A)  Detroit Lakes, Minnesota

     The Company's general business office and main manufacturing facility is located at 525 Roosevelt Avenue, Detroit Lakes, Minnesota. This facility con-sists of eight buildings comprising approximately 119,900 square feet utilized as follows: production 72,300, warehouse storage and shop 39,900 and offices 7,700. In 1994, the Company expanded the manufacturing facility by 15,000 square feet which increased additional available plant capacity by approx-imately 20 - 25%. During the latter stages of 1996, the Company commenced with an additional 17,000 square foot plant expansion project which was com-pleted in June, 1997, and increased available single-shift plant capacity by approximately15 percent. The plant expansion was funded by the restructuring and addition of long-term debt. The buildings are situated upon a 27-acre tract of land which was leased from the City of Detroit Lakes, Minnesota. The lease was coterminous with industrial revenue bonds issued in April 1973, by the City of Detroit Lakes in principal amount of $435,000, bearing interest at a rate of 8% per annum and maturing from 4 to 25 years from date of issuance. Pursuant to the terms of the Company's contract with the city and terms of the bond indenture, the city took title to the existing land and buildings and to the buildings subsequently constructed thereon and the Company leased same from the city paying a variable rent sufficient to convert the interest due on the bonds and principal amounts due in that rental period, plus property taxes and incidentals. The Company was given the option of purchasing this property at any time by paying to the city and the trustee an amount that is sufficient to discharge the then outstanding bonds. The lease was capitalized for financial statement purposes and when all bonds have been paid, the Company had the option of then purchasing this property from the city for the sum of $1.00.
The Company exercised its option to retire all outstanding Industrial Develop-ment Revenue Bonds on April 1, 1997, obtaining title to said property which was used to provide collateral for the restructured long-term debt in support of the plant expansion project. This plant facility currently has the annual single-shift capacity to produce approximately 425,000 square feet of product. Land not occupied by buildings is used for storing raw and finished materials.


(B)  Shagawa Resort, Inc. - Ely, Minnesota

     On September 7, 1995, the Company purchased all of the outstanding shares of Shagawa Resort, Inc., which was the sole owner of a Holiday Inn Sunspree Motel which was under construction and located at 400 North Pioneer Road in Ely, Minnesota. The motel consists of approximately 54,000 square feet of buildings consisting of 61 units and includes lounge, dining, recreational and meeting facilities on approximately 25 acres of land. The purchase price con-sisted of cash and a construction mortgage assumption to NorWest Bank Minnesota for the financing of the construction costs associated with completing the Shagawa Resort, Inc. hotel / resort facility. The hotel / resort remained under construction until May 1, 1996, when the hotel / resort commenced with normal business operations. During August 1996, the construction mortgage was finalized and converted to a long-term mortgage loan which is secured by the assets of Shagawa Resort, Inc. and a partial guarantee of the Small Business Administration. Monthly installments of principal and interest approximate $16,000 with a blended interest rate of approximately 8 percent (Note 6).

     In conjunction with the purchase of Shagawa Resort, Inc., the Company simultaneously entered into a Management Agreement with Northland Adventures Minnesota, Ltd. to operate and manage the hotel / resort from the opening date (May 1, 1996) until December 15, 1997. The Management Agreement required the Managing Agent to pay minimum monthly payments of $22,100 to the Company, plus a percentage of room and food / beverage receipts when these amounts exceed the minimum rentals on an annual basis. During the duration of the agreement, the Managing Agent absorbed or retained any operating profit or loss generated by the operation of the facility. During fiscal 1996, the Managing Agent met its minimum monthly payment obligations. On March 17, 1997, the Company and Northland Adventures Minnesota, Ltd. collectively reached an Asset Purchase Agreement whereby the Company purchased substantially all assets of the Business. All prior agreements pertaining to the management of the hotel / resort facility have been terminated. Consequently, effective March 17, 1997, the Company has assumed the management obligations and rights associated with the Shagawa Resort, Inc. facility.


Item 3.  Legal Proceedings

     Dynamic Homes, Inc. and its subsidiary, Shagawa Resort, Inc. were involved in pending litigation with the construction manager of the hotel owned by Shagawa Resort, Inc. The Company commenced the lawsuit to discharge a mechanic's lien filed by the construction manager. The project manager com-menced a counter-claim to this action for alleged amounts due and owing. On February 3, 1998, the parties entered into a settlement agreement whereby each agreed to a mutual release of all claims against each other and the dismissal of the mechanic's lien. In December, 1997, the Company also was notified that an existing letter of credit for $425,000 indemnifying an insurance company and its agent in connection with the mechanic's lien was no longer required. There are no other known legal proceedings pending by or against the Company that may have a material effect on the financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year being reported on.




PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
             Matters

     The following table sets forth the high and low bid prices of the Com-pany's stock for the eight quarters of 1997 and 1996. As of March 13, 1995, the Company's common stock began trading on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol DYHM.

                            1997                                  1996
--------------------------------------------------------------------------------
Quarter             High             Low                High              Low
----------        ---------       ---------           --------         ----------
First             $ 2 15/16       $ 2                 $ 2 3/8          $ 1 7/8
Second              2 3/4           1 7/8               2 11/16          1 3/4
Third               2 5/16          1 15/16             3                2 3/8
Fourth              2 9/16          1 3/4               2 7/8            2 1/4

     As of March 16, 1998, there were 409 shareholders of record of common stock, the Company's only outstanding class of stock. The Company does not pay cash dividends and future dividends would be paid at the discretion of the Board of Directors and the Company's lenders.

Item 6.  Selected Financial Data


Years Ended                    Dec. 27,       Dec. 28,       Dec. 30,       Dec. 31,      Dec. 25,
                                   1997           1996           1995           1994          1993
                          -------------  -------------  -------------  ------------  -------------
Net sales                   $12,859,000    $12,172,200    $10,849,000    $11,973,600    $ 9,754,600
Gross profit                  2,854,500      2,965,300      2,351,500      2,453,800      2,049,600
Operating expenses            2,140,000      1,365,000      1,041,100      1,051,100        969,800
Operating income                714,500      1,600,300      1,310,400      1,402,700      1,079,800
Net income                      329,100        908,100        809,100        905,100      1,447,600
Basic net income per
     common share           $       .15    $       .41    $       .37    $       .41    $       .68
Diluted net income per
     common share           $       .15    $       .41    $       .37    $       .41    $       .68

At Year End
                          -------------  -------------  -------------  ------------- -------------
Working capital             $ 2,630,200    $ 1,895,800    $ 1,746,700    $ 1,967,500   $ 1,029,700
Total assets                  8,881,500      7,619,900      5,833,200      4,080,900     2,830,600
Long-term debt                2,951,400      2,077,400      1,066,300        115,600       145,900
Stockholders' equity          4,732,200      4,403,100      3,479,300      2,794,200     1,832,700
Weighted average number
  common shares
    outstanding               2,241,000      2,223,000      2,209,000      2,191,000     2,113,000

Statistical Highlights
                          -------------  -------------  -------------  ------------  -------------
Single-family unit sales            201            219            192           202            165
Average square feet per
  single-family unit              1,330          1,277          1,225         1,245          1,255
Total sq.ft. of production      279,878        315,182        308,400       351,432        295,998



Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net Sales

     The Company's revenue and operating results encompass both the manufac-turing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.).

     The Company realized revenues of $11,236,600 from the manufacturing sector for 1997, a decrease of $738,700 or 6 percent from $11,975,300 reported for 1996, but 4 percent higher than the $10,849,000 reported in 1995. Sales of single-family homes decreased by $26,300 from $9,707,900 for 1996 to $9,681,600 for 1997. Single-family sales for 1995 were $7,962,300. The Company sold 201 single-family units in 1997 compared with 219 single-family units for 1996 and 192 units during 1995. Single-family unit sales during 1997 and 1996 continue to reflect the impact of favorable long-term mortgage interest rates. However, during 1997, the Company completed the final phase of several large single-family housing contracts associated with Native American communities in the Upper Midwest. Native American related sales generated approximately 6 percent of the 1997 sales base compared with 34 percent for 1996 and 24 percent during 1995. Currently, there are no existing contracts with these communities for 1996. fiscal 1998.

     Sales of multi-family / commercial projects totaled $617,300 for 1997, down from $1,280,900 in 1996 and $1,918,800 in 1995. The Company sold 18 multi-family / commercial units in 1997, compared with 33 units in 1996 and 52 units in 1995. During 1996 and 1995, a significant portion of the revenue base was associated with two large motel projects. The decline in 1997 multi-family / commercial business was particularly sharp. In an attempt to strengthen this business, the Company appointed a multi-family / commercial representative to fill the vacancy, which existed during the first two quarters of 1997.

     Transportation and other sales totaled $937,700 for 1997 compared with $986,500 for 1996 and $967,900 for 1995. Transportation revenues generated during 1997 were down from both 1996 and 1995, due to a decrease in the number of units and distance. Other or retail sales remained stable for each of the last three years.

     The Company's construction backlog totaled $2,285,000 at the end of 1997 compared to $2,593,000 for 1996. As of March 14, 1998, the Company's backlog was $5,677,000 as compared with $2,895,000 for the same period of 1997. The stronger backlog at March 14, 1998, resulted from the responses associated with several winter promotional programs. The Company received approximately 60 new single-family orders under the programs. Production activities for these orders should benefit the Company by better utilization of available plant capacity resulting in more favorable manufacturing overhead absorption. However, as these units are delivered and set over the first three quarters of 1998, promotional-related discounts will adversely impact the gross margin percent. In addition to the winter promotional programs, the Company com-pleted the construction of 28 inventory units which are available to the builder / dealer network for immediate sale. During 1997, the Company built 22 inventory units with two unsold units remaining and available for immediate possession. As of this date, the Company's finished goods inventory consists of 46 units including 27 unsold inventory units. Due to the mild winter, spring road restrictions arrived early and curtailed some delivery and setting activities during the latter stages of the first quarter of 1998. Similar re-strictions apply to the beginning of the second quarter.

     On March 17, 1997, the Company reached an agreement with the Managing Agent of Shagawa Resort, Inc. whereby the Company through an Asset Purchase Agreement assumed the management rights and obligations associated with the daily operations of a hotel / resort facility dba: Holiday Inn Sunspree Resort, located in Ely, Minnesota. Revenues associated with the hotel / resort facility totaled $1,622,400 for the period March 17, 1997, through year-end. The hotel / resort facility opened May 1, 1996, under a lease agreement with the managing agent. Consequently, during 1996, the Company realized only lease revenues totaling $196,900. Due to the location and seasonal nature of the resort business, sales are traditionally soft during the winter and early spring months, but strengthen considerably during the summer tourist season. During the 1997 - 98 winter season, mild weather conditions curtailed many of the normal winter sporting activities.


Gross Profit

     Gross profit from the Company's manufacturing sector, including transpor-tation revenue and expense, totaled $2,184,000 in 1997, as compared with $2,768,400 for 1996 and $2,351,500 for 1995. As a percentage of net sales, the gross profit percent decreased from 23.1% in 1996 to 19.4% for 1997. Gross profit percent for 1995 was 21.7 percent. Excluding transportation revenue and expense, the gross profit on products decreased from 25.9% in 1996 to 22.2% for 1997. The corresponding gross profit percent for 1995 was 24.0 percent. The decrease in the 1997 gross profit percent was significantly affected by the reduced levels of new orders during the first six months of 1997, which re-sulted in the manufacturing facility operating at a reduced production level. Consequently, the resulting unfavorable production variances negatively im-pacted the gross profit percent. Overall material acquisition costs remained relatively stable throughout 1997. In contrast, the Company experienced higher levels of favorable material acquisition costs during both 1996 and 1995.

     Shagawa Resort, Inc. recorded a gross profit of $670,500 or 41.3% for the period ending December 31, 1997. The prior year gross profit of $196,900 represents only lease revenues for the eight-month period commencing with the May 1, 1996 opening date.


Operating Expense

     Marketing and administrative operating expenses, associated with the manufacturing facility, increased from 11.2% of net sales for 1996 to 11.9% for 1997 and 9.6% in 1995. Due to increased media advertising and several customer rebate programs, marketing expenses increased to 4.1% of 1997 net sales as compared with 3.6% for 1996 and 3.2% for 1995. Administration ex-penses increased from 7.7% of net sales for 1996 to 7.8% for 1997. Administra-tion expenses were 6.4% of net sales for 1995. The majority of the 1997 in-crease in the manufacturing facility's administrative expenses related to Shagawa Resort, Inc. litigation fees.

     As a result of the March 17, 1997, asset purchase agreement with the prior managing agent, Shagawa Resort, Inc. incurred marketing and administration expenses of $799,100 for the 1997 period. During 1996, the resort facility was under construction until the May 1st opening date. Subsequent operational responsibilities were leased to a managing agent and consequently the resort incurred only depreciation and amortization expenses of $95,900 associated with the ownership of the property.


Operating Income

     The manufacturing facility realized income from operations of $843,000 or 7.5% of net sales for 1997 versus 12.5% and 12.1% for 1996 and 1995, respect-ively. The reduction in operating results reflects the reduced order volume, which resulted in unfavorable production variances, less favorable material acquisition costs and increases in both marketing and administrative expenses.

     Shagawa Resort, Inc. incurred a net operating loss of $128,500 before lease revenues and $72,900 after consideration of $55,600 in 1997 lease revenues. In contrast, the 1996 lease arrangement produced a net operating income of $100,600.


Other Income (Expense)

     Net non-operating expenses for the manufacturing facility during 1997 totaled $67,100, compared with $5,700 in 1996 and additional income of $43,700 in 1995. Interest expense, primarily related to the capital lease financing and a long-term financing package supporting the plant expansion, increased by $65,000 from $24,400 during 1996 to $89,400 for 1997. Interest expense in 1995 totaled $20,700. Other income and expense items were similar for both 1997 and 1997. However, during 1995, other income benefited from insurance premium
1998. returns.

     Shagawa Resort, Inc. incurred interest expenses of $147,900 and $95,700 for 1997 and 1996, respectively. The interest expense is associated with the long-term mortgage financing of the Shagawa Resort facility. Other income of $58,700 primarily relates to lease revenues of $55,600 recognized prior to the March 17, 1997 Asset Purchase Agreement which is also referenced in the oper-ating income section.


Income Tax Benefit (Provision)

     The Company's consolidated provision for income taxes was $227,000 in 1997. Income tax provisions for 1996 and 1995 were $594,000 and $545,000, respectively. Income tax obligations and benefits are estimated at the normal statutory rate throughout the year with a final adjustment at year-end related primarily to differences between the basis of receivables, property and equip-ment, other assets and accrued expenses.


Net Income

     The Company reported a consolidated net income of $329,100 for 1997, compared to consolidated net income of $908,100 for 1996 and $809,100 for 1995. Basic income per common share was $.15 for 1997, $.41 for 1996 and $.37 for 1995. During 1996, the Company approved a new stock option plan and granted 1996. 240,000 options to officers, directors and various employees. No options were exercised during 1997, however 35,00 options to officers and employees were forfeited. During 1997, the Company adopted the provisions of F.A.S. No. 128, "Earnings Per Share" which required the 1996 and 1995 diluted earnings per share to be restated. Restated diluted income per common share is $.15 for 1997, $.41 for 1996 and $.37 for 1995.

      During fiscal year 1997, Shagawa Resort, Inc. incurred a net loss of $131,800 or approximately $.06 per common share. During 1996, the Shagawa Resort facility had no affect on the reported earnings per common share.

     The Company anticipates that the stronger backlog at mid-March, 1998, and improved performance at Shagawa Resort, Inc. will assist the Company in exceed-ing 1997 results. However, due to the seasonal nature of both the manufac-turing and hospitality industries, the Company's earnings are adversely affected during the winter months and gain momentum as the summer months approach.


Financial Condition

     The Company's consolidated 1997 year-end cash and cash equivalents posi-tion totals $1,329,500, up $775,400 from the $554,100 at year-end 1996. Net cash from operating activities decreased by $186,900 from $1,000,400 at 1996 year-end to $813,500 for 1997. During 1997, cash outflows were required for the plant expansion project, the purchase of assets associated with Shagawa Resort, Inc., principal and interest payments on long-term debt, reductions to customer deposits and the increase in outstanding receivables. Cash flows to support the referenced activities were primarily provided by utilizing the Company's 1996 year-end cash and cash equivalents position, inventory re-duction, internally generated income, non-cash depreciation, amortization and tax deferrals and several long-term financing arrangements.

     The Company's consolidated working capital increased $734,400 to $2,630,200 from $1,895,800 at the end of 1996. Property and equipment, net of accumulated depreciation, increased $386,900 to $4,603,700 at 1997 year-end, primarily due to a plant expansion, acquisition of transportation equipment and operating assets acquired from the prior managing agent at Shagawa Resort, Inc.

     Long-term debt and capital leases, net of current maturities, increased from $2,077,400 at year-end 1996 to $2,951,400 at year-end 1997. Long-term debt consists primarily of a long-term mortgage loan, which is secured by sub-stantially all assets of Shagawa Resort, Inc., with a partial guarantee of the Small Business Administration, two capitalized lease obligations secured by transportation equipment, a restructured long-term financing arrangement secured by a mortgage in support of the Detroit Lakes plant expansion and a contract for deed covering the purchase of land and a warehouse. On April 1, 1997, the Company retired all outstanding debt associated with the Industrial Revenue Bonds which initially financed a major portion of the property and equipment for the Company's manufacturing facility. The debt requirement was required to provide collateral for the restructured long-term financing arrangement. The new financing arrangement is a composite of three funding sources which provided the manufacturing facility with $1,000,000 of proceeds and were used for financing the plant expansion, including equipment and work-ing capital for additional inventory requirements. Debt retirement associated with the plant expansion and transportation equipment varies in maturity from five to fifteen years, dependent on the funding source.

     The consolidated ratio of long-term debt to stockholders' equity changed from .47 to 1 at December 28, 1996 to .62 to 1 at December 27, 1997 and .31 to 1 at December 30, 1995. The change in the ratio reflects the accumulated debt acquired to finance transportation equipment, plant expansion and the Shagawa Resort facility. Stockholders' equity, net of treasury stock, increased by $329,100 to $4,732,200 at December 27, 1997, from $4,403,100 at December 28,
1996.

     Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On April 30, 1997, the Company renewed its credit line for a period of one year under similar conditions and without any compensating balance requirements. The renewed credit line has a maximum available borrowing of $1,100,000 at an interest rate equal to the bank's prime rate and exempts short-term letters of credit from reducing the available line of credit. As of December 27, 1997, the Company did not have any outstanding borrowings under the line of credit or any outstanding letters of credit.

     Shagawa Resort, Inc. does not have any operating line of credit available. Consequently, Shagawa Resort, Inc. is dependent on Dynamic Homes, Inc. (parent) as its source of additional funds. Periodically, Dynamic Homes, Inc. is required to advance funds, during the slower winter months, to support the resort's ongoing operations. However, during the stronger summer months, the resort generates adequate levels of funds to support its operational require-ments and reduce the level of these outstanding advances.

     The Company recognizes the importance of the Year 2000 issue and has been focusing on the nature and extent of these potential problems both internally and externally. The majority of the Company's operating systems and software are current and are date-sensitive. However, the Company has identified and undertaken steps to address potential deficiencies associated with an inventory costing system. The Company is anticipating that a revised system will be functional by year-end 1998 and corrective expenditures are not anticipated to materially impact the Company's results of operations, liquidity or capital resources. The Company engages in limited electronic commerce with its sup-pliers and has available several sources of supply. Consequently, the Company believes it has minimal risk regarding supplier compliance.

     The Company continues to market Shagawa Resort, Inc. to prospective buyers with the ultimate goal of transacting a sale in the short-term future.
Although no serious discussions are progressing at this time, future opportu-nities may surface which deem it to be in the Company's best interest to divest of the property. Transactions of this type potentially could materially affect the Company's short-term operating results and capital resources. However, management anticipates that the normal operating cycle will generate suf-ficient cash, in conjunction with short-term borrowings on its existing credit line and supplemented by long-term financing and capital leases to provide adequate funds to support the Company's operations and scheduled capital requirements during 1998.

     Statements regarding the Company's operations, performance and financial condition are subject to certain risks and uncertainties. These risks and un-certainties include but are not limited to: rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family / commercial sales. Likewise, future escalating and volatile material costs and unfavorable weather con-ditions could also affect the Company's profit levels.


Item 8.  Financial Statements

Index to Consolidated Financial Statements and Supplementary Financial Data


Report of Independent Auditors

Financial Statements:
     - Consolidated Balance Sheet, December 27, 1997 and December 28, 1996

     - Consolidated Statements of Operations, Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

     - Consolidated Statements of Stockholders' Equity, Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

     - Consolidated Statements of Cash Flows, Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

     - Notes to Consolidated Financial Statements



INDEPENDENT AUDITOR'S REPORT


The Stockholders and Board of Directors
Dynamic Homes, Inc. and Subsidiaries
Detroit Lakes, Minnesota


We have audited the accompanying consolidated balance sheets of Dynamic Homes, Inc. and Subsidiaries as of December 27, 1997, and December 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Homes, Inc. and Subsidiaries as of December 27, 1997, and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles.


Charles Bailly and Company, P.L.L.P


Fargo, North Dakota
February 6, 1998


DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 27, 1997 AND DECEMBER 28, 1996
                                                              1997           1996
                                                     -------------  -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $   1,329,500  $     554,100
  Receivables
    Trade, less allowance for doubtful accounts
      1997  $45,000;  1996  $40,000                        737,400        637,600
    Refundable income taxes                                 37,600         41,800
    Other                                                    8,900         48,200
  Inventories - Note 2                                   1,488,300      1,595,300
  Prepaid expenses                                          47,400         29,200
  Deferred income taxes - Note 12                           99,000         95,000

    Total Current Assets                                 3,748,100      3,001,200

OTHER ASSETS, net of accumulated amortization - Note 3     529,700        401,900

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation - Notes 4 and 17                          4,603,700      4,216,800

                                                     $   8,881,500  $   7,619,900


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt - Note 6      $     154,200  $     107,100
  Accounts payable                                         261,000        216,100
  Customer deposits - Note 7                               177,100        325,800
  Accrued expenses - Note 8                                525,600        456,400

    Total Current Liabilities                            1,117,900      1,105,400

LONG-TERM DEBT, less current maturities - Note 6         2,951,400      2,077,400

DEFERRED INCOME TAXES - Note 12                             80,000         34,000

COMMITMENTS AND CONTINGENCIES - Note 17

STOCKHOLDERS' EQUITY - Note 9
  Common stock, par value $.10 per share
    Authorized 5,000,000 shares
    Issued, 2,284,000 in 1997 and 1996                     228,400        228,400
  Additional paid-in capital                               147,100        147,100
  Retained earnings                                      4,500,800      4,171,700

                                                         4,876,300      4,547,200

  Less treasury stock, at cost (43,080 shares)            (144,100)      (144,100)

                                                         4,732,200      4,403,100

                                                     $   8,881,500  $   7,619,900


See notes to consolidated financial statements.

DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996
AND DECEMBER 30, 1995
                                                    1997           1996           1995
                                           -------------  -------------  -------------
SALES - Notes 13 and 14
  Single-family                            $   9,681,600  $   9,707,900  $   7,962,300
  Multi-family / commercial                      617,300      1,280,900      1,918,800
  Transportation                                 568,400        646,100        621,300
  Other                                          369,300        340,400        346,600
  Resort                                       1,622,400        196,900              -

                                              12,859,000     12,172,200     10,849,000

COST OF SALES - Note 10                       10,004,500      9,206,900      8,497,500

GROSS PROFIT                                   2,854,500      2,965,300      2,351,500

OPERATING EXPENSES - Note 11                   2,140,000      1,365,000      1,041,100

INCOME FROM OPERATIONS                           714,500      1,600,300      1,310,400

OTHER INCOME (EXPENSES)
  Interest expense                             ( 237,300)     ( 120,100)      ( 20,700)
  Interest income and service charges             28,900         25,100         30,900
  Gain (loss) on sale of property and
    equipment                                    ( 8,700)       ( 3,500)             -
  Other, net                                      58,700            300         33,500

INCOME BEFORE INCOME TAXES                       556,100      1,502,100      1,354,100

INCOME TAXES - Note 12                           227,000        594,000        545,000

NET INCOME                                 $     329,100  $     908,100  $     809,100


BASIC INCOME PER COMMON SHARE              $        0.15  $        0.41  $        0.37

DILUTED INCOME PER COMMON SHARE            $        0.15  $        0.41  $        0.37


See notes to consolidated financial statements.


DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996
AND DECEMBER 30, 1995
                                                    Additional
                                  Common Stock         Paid-in      Retained      Treasury
                               Shares     Amount       Capital      Earnings         Stock         Total
                             ---------  ----------  ----------  ------------  ------------  ------------
BALANCE,
  DECEMBER 31, 1994          2,226,000  $  222,600  $  117,100  $  2,454,500  $          -  $  2,794,200
  Common Stock Options
    Exercised                   33,000       3,300      16,800             -             -        20,100
  Treasury stock purchased           -           -           -             -      (144,100)     (144,100)
  Net Income                         -           -           -       809,100             -       809,100

BALANCE,
  DECEMBER 30, 1995          2,259,000     225,900     133,900     3,263,600      (144,100)    3,479,300
  Common Stock Options
    Exercised                   25,000       2,500      13,200             -             -        15,700
  Net Income                         -           -           -       908,100             -       908,100

BALANCE,
  DECEMBER 28, 1996          2,284,000     228,400     147,100     4,171,700      (144,100)    4,403,100
  Net Income                         -           -           -       329,100              -      329,100

BALANCE,
  DECEMBER 27, 1997          2,284,000  $  228,400  $  147,100  $  4,500,800  $   (144,100)  $ 4,732,200


See notes to consolidated financial statements.


DYNAMIC HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996
AND DECEMBER 30, 1995
                                                      1997           1996           1995
                                             -------------  -------------  -------------
OPERATING ACTIVITIES
 Net income                                  $     329,100  $     908,100  $     809,100
 Charges and credits to net income not
  affecting cash
   Deprecation                                     376,400        243,900        138,300
   Amortization                                     59,400         18,700          1,800
   Provision for doubtful accounts                   5,000          6,000          6,100
   Loss on sale of property and equipment            8,700          3,500              -
   Deferred income taxes                            42,000          4,000        (15,000)
 Changes in assets and liabilities
   Receivables                                     (65,500)         6,800       (399,400)
   Inventories                                     107,000         43,000       (173,700)
   Prepaid expenses                                (18,200)        10,200        (15,600)
   Accounts payable                                 44,900            200       (191,100)
   Customer deposits                              (148,700)       (81,600)       159,900
   Accrued expenses                                 69,200         63,400        (47,700)
   Income tax payable                                4,200       (225,800)       169,900

NET CASH FROM OPERATING ACTIVITIES                 813,500      1,000,400        442,600

INVESTING ACTIVITIES
 Proceeds from sale of equipment                    13,000            500          3,300
 Payments for other assets                        (187,200)      (382,700)       (26,000)
 Purchase of property and equipment               (653,500)    (1,429,100)    (1,340,900)

NET CASH USED FOR INVESTING ACTIVITIES            (827,700)    (1,811,300)    (1,363,600)

FINANCING ACTIVITIES
 Net payments on revolving credit agreements             -              -         (1,600)
 Proceeds from construction loan                         -              -        999,300
 Principal payments on long-term debt             (210,400)      (145,700)       (33,500)
 Proceeds from long-term debt borrowings         1,000,000        952,000         17,000
 Proceeds from issuance of common stock                  -         15,700         20,100
 Payments for purchase of treasury stock                 -              -       (144,100)

NET CASH FROM FINANCING ACTIVITIES                 789,600        822,000        857,200

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      775,400         11,100        (63,800)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     554,100        543,000        606,800

CASH AND CASH EQUIVALENTS AT END OF YEAR      $  1,329,500  $     554,100  $     543,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
 Cash payments for
   Income taxes, net of refunds               $    180,800  $     815,700  $     390,100
   Interest, less capitalized interest of
     $49,000 and $17,600 in 1996 and 1995,
     respectively                                  232,000        107,400         16,100

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
 Purchase of stock of Shagawa Resort,
   Inc. - (Note 17):
     Fair value of assets acquired                                         $     653,700
     Satisfaction of accounts receivable                                        (628,100)

     Cash paid                                                             $      25,600

 Refinancing of long-term debt                              $     925,000
 Capital lease obligation incurred for use
  of new equipment                           $      69,000  $     249,600
 Contract for deed incurred for purchase
  of land                                    $      62,500

Purchase of assets, net of liabilities
 assumed, of Holiday Inn Sunspree Resort:
   Fair value of assets acquired             $     156,900
   Liabilities assumed                            (104,300)

   Cash paid                                 $      52,600


See notes to consolidated financial statements.


DYNAMIC HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995


1.     PRINCIPAL ACTIVITY, SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES


Principles of Consolidation

The consolidated financial statements include the accounts of Dynamic Homes, Inc., and its wholly-owned subsidiaries, Shagawa Resort, Inc., and three wholly-owned subsidiaries which had no significant operations during 1997, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated.


Principal Business Activity

Dynamic Homes, Inc. manufactures modular, preconstructed buildings for single-family, multiple-family and commercial use. Commercial operations include the manufacture of preconstructed office buildings, motels and apartments.

Shagawa Resort, Inc. (a wholly-owned subsidiary) owns a hotel / resort which opened in May 1996. The resort was managed by an unrelated party through a management agreement with the Company through March 1997, at which time the management of the resort was assumed by the Company.


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


Revenue Recognition

Sales of Dynamic Homes, Inc. are recognized and recorded upon delivery of the finished product. Sales of Shagawa Resort, Inc. are recognized and recorded upon delivery of service.


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

The fair value of long-term debt is estimated based on borrowing rates cur-rently available to the Company for bank loans with similar items and average maturities. The carrying amount of long term debt approximates the estimated fair value at December 27, 1997, and December 28, 1996.


Amortization

Included in other assets are costs associated with obtaining financing which are being amortized on the straight-line basis over the life of the loans. Also included are organization, start-up costs and goodwill related to the ac-quisition of Shagawa Resort, Inc. which are being amortized on the straight-line method over their estimated useful lives.


Income Taxes

Income taxes are provided for the tax effects on transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, property and equipment, other assets and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.


Advertising Costs

Costs incurred for producing and distributing advertising are expensed as in-curred. The Company incurred advertising costs of $148,000 in 1997, $60,000 in 1996, and $47,500 in 1995.


Fiscal Year

The reporting period for the Company ends on the last Saturday of December each year, with the exception of Shagawa Resort, Inc. which has a reporting year ending on December 31. The year ended December 27, 1997, contained 52 weeks, the year ended December 28, 1996 contained 52 weeks, and the year ended December 30, 1995 contained 52 weeks.


Income Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during each year.
Weighted average outstanding common shares were 2,241,000 in 1997, 2,223,000 in 1996 and 2,209,000 in 1995.

Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year plus the incre-mental shares that are outstanding upon the exercise of dilutive stock options.

During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share, instead of primary earnings per share and fully diluted earnings per share as previously required. In accordance with the provisions of the statement, earnings per share for 1996 and 1995 have been restated.


2.     INVENTORIES

                                                1997           1996
                                        ------------   ------------
Raw Materials                           $    806,300   $    687,400
Work in Process                              127,400        144,300
Finished Goods                               554,600        763,600

                                        $  1,488,300   $  1,595,300


3.     OTHER ASSETS

                                                1997           1996
                                        ------------   ------------
Capitalized debt expense                $    228,500   $    197,900
Organization and start-up costs              186,300        186,300
Goodwill - Note 17                           119,400	             -
Other                                         71,800         34,600

                                             606,000        418,800
Less accumulated amortization                (76,300)      ( 16,900)

                                        $    529,700   $    401,900


4.     PROPERTY AND EQUIPMENT

                                                1997           1996
                                        ------------   ------------
Land and improvements                   $    379,800   $    494,500
Buildings                                  3,680,400      3,059,700
Machinery and equipment - Note 5           2,527,500      2,232,100
Construction in progress                           -        103,900

                                           6,587,700      5,890,200
Less accumulated depreciation            ( 1,984,000)    (1,673,400)

                                        $  4,603,700   $  4,216,800


5.     LEASES

The Company leases equipment under long-term capital lease agreements. The lease agreements provide for varying monthly payments through August 2002.

                                                1997           1996
                                        ------------   ------------
Capitalized lease assets consist of:
  Equipment                             $    321,600   $    249,600
  Less accumulated depreciation             ( 58,700)      ( 17,800)

                                        $    262,900   $    231,800

Minimum lease payments for the capital lease in future years are as follows:

                                                           Capital
Years Ending December                                        Lease
---------------------                                 ------------
1998                                                  $     65,000
1999                                                        65,000
2000                                                        65,000
2001                                                       123,100
2002                                                        25,400

Total minimum lease payments                               343,500
  Less interest                                           ( 75,100)

Present value of minimum lease payments - Note 6      $    268,400


6.   LONG-TERM DEBT

The Company has available a line of credit which is secured by inventories and receivables. The credit available is based upon specified percentages of in-ventories and receivables to a maximum of $1,100,000 in 1997 and 1996. As of December 27, 1997, and December 28, 1996, there were no borrowings outstanding under the line of credit. Borrowings under the line of credit bear interest at a variable rate (8.5% at December 27, 1997) and there are no compensating balance requirements.

Long-term debt consists of:

                                                                       1997          1996
                                                               ------------   ------------
Variable rate note payable ( 8.75% at December 27, 1997), due in monthly installments of $8,200, including interest, to
September 2006, when the remaining balance is due,
secured by substantially all assets of Shagawa Resort, Inc.    $    902,000   $    919,500

7.32% note payable, due in monthly installments of $7,556,
including interest, until August 2016, secured by substan-
tially all assets of Shagawa Resort, Inc. and a partial
guarantee of the Small Business Administration                      919,700        942,200

8.25% note payable, due in monthly installments of $6,000,
including interest, to April 2002, at which time the balance
is due, secured by real estate mortgage and equipment               599,900              -

8.25% note payable, due in monthly installments of $1,819,
including interest, to April 2002, secured by second
mortgage on building                                                183,700              -

8% note payable, due in varying monthly installments,
including interest, to March 2002, secured by equipment             174,100              -

Capitalized lease obligations, secured by leased
assets - Note 5                                                     268,400        234,300

6.5% contract for deed, due in annual installments of $10,500, plus interest, to August 2001, with a final payment of
$15,500, plus interest, due August 2002, secured by land             57,500              -

Other                                                                   300         88,500

                                                                  3,105,600      2,184,500
Less current maturities                                           ( 154,200)     ( 107,100)

                                                               $  2,951,400    $ 2,077,400

Long-term debt maturities are as follows:

Years Ending December
---------------------
1998                                                           $    154,200
1999                                                                168,200
2000                                                                182,300
2001                                                                256,000
2002                                                                743,000
Thereafter                                                        1,601,900

                                                               $  3,105,600


7.     CUSTOMER DEPOSITS

Customer deposits of $177,100 at December 27, 1997, and $325,800 at December 28, 1996 consisted of advance payments from customers for sales to be recog-nized in the following year. Sales to be recognized in 1998 related to customer deposits at December 27, 1997 are estimated to be $2,285,000.


8.     ACCRUED EXPENSES

                                                1997           1996
                                        ------------   ------------
Salaries, wages and vacations           $    220,600   $    194,000
Taxes, other than income taxes                96,100         77,800
Warranty                                      74,400         76,900
Other                                        134,500        107,700

                                        $    525,600   $    456,400


9.     STOCK OPTION PLAN

The Company approved a new stock option plan in 1996, authorizing the use of 400,000 shares for use in the plan. During 1996, 240,000 options were granted, 200,000 to officers and directors at $2.3125 per share and 40,000 shares to various employees at $2.1562 per share. No options were exercised during 1997, however 25,000 of options to officers and 10,000 of options to employees were forfeited as a result of the respective individuals' separation from the Company.

The Company has adopted provisions of statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation cost related to options granted in 1996 had no effect on net income or income per share.

The fair value of each option grant is estimated on the date of grant in 1996 using the Black-Scholes option pricing model with the following weighted-average options: a risk-free interest rate of 6.5%, expected volatility of 28.77%, and no dividend yield. The assumption regarding the stock options issued to officers, directors, and employees in 1996, was that 100% of such options vested in 1996.

In 1991, the Company's board of directors granted options to five members of the Board of Directors for 25,000 each at an option price of $ .625 per share. During 1996, options for 25,000 were exercised and as of December 28, 1996, all of the options had been exercised.


10.     COST OF SALES

                                                 1997           1996           1995
                                        -------------  -------------  -------------
Materials                               $   5,964,900  $   6,074,900  $   5,526,700
Labor                                       1,001,600      1,024,200        946,600
Overhead                                    1,336,200      1,293,800      1,300,300
Transportation                                749,900        814,000        723,900
Resort                                        951,900              -              -

                                        $  10,004,500  $   9,206,900  $   8,497,500


11.     OPERATING EXPENSES

                                                 1997           1996         1995
                                         ------------  ------------  ------------
Marketing                                $    537,400  $    433,300  $    351,100
Administration                              1,602,600       931,700       690,000

                                         $  2,140,000  $  1,365,000  $  1,041,100


12.     INCOME TAXES

Net deferred tax assets and liabilities consist of the following components as of December 27, 1997 and December 28, 1996:

                                                1997           1996
                                        ------------   ------------
Deferred tax assets:
  Receivable allowances                 $     16,000   $     16,000
  Accrued expenses                            67,000         63,000
  Book / tax inventory adjustment             16,000         16,000

	                                       $     99,000   $     95,000
Deferred tax liabilities:
  Property and equipment                $     77,000   $     34,000
  Intangible and other assets                  3,000              -

                                        $     80,000   $     34,000

The deferred tax amounts described above have been included in the accompanying balance sheets as of December 27, 1997 and December 28, 1996, as follows:

                                                1997           1996
                                        ------------   ------------
Current assets                          $     99,000   $     95,000
Non-current liabilities                     ( 80,000)      ( 34,000)

                                        $     19,000   $     61,000

The provision for income taxes charged to operations for the years ended December 27, 1997, December 28, 1996 and December 30, 1995 consists of the following:

                                        1997           1996           1995
                                ------------   ------------   ------------
Current expense                 $    185,000   $    590,000   $    560,000
Deferred taxes                        42,000          4,000       ( 15,000)

                                $    227,000   $    594,000   $    545,000

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 27, 1997, December 28, 1996 and December 30, 1995 due to the following:

                                                 1997          1996          1995
                                         ------------  ------------  ------------
Income tax computed at federal
  statutory rates                        $   190,000   $   511,000   $    460,000
State taxes - net of federal tax benefit      21,000        77,000         86,000
Change in income taxes resulting from:
  Non-deductible expenses                      4,000         8,000          7,000
  Book / tax inventory adjustment                  -      ( 11,000)       ( 3,000)
  Book / tax other asset adjustment            3,000             -              -
  Book / tax property and equipment
    Adjustment                                 9,000         9,000        ( 5,000)

                                         $   227,000   $   594,000   $    545,000


13.     RELATED PARTY TRANSACTIONS

The Company had sales totaling approximately $633,900 in 1997, $221,900 in 1996, and $399,400 in 1995 to members of the board of directors and entities owned by Board members. At December 27, 1997 and December 28, 1996, the Company had accounts receivable of $48,900 and $3,100, respectively, relating to these sales.


14.     MAJOR CUSTOMERS

Dynamic Homes, Inc. derived approximately 12% of its revenue from one customer during the year ended December 27, 1997; 12% of its revenue from one customer during the year ended December 28, 1996; and 14% from one customer during the year ended December 30, 1995.


15.   EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) plan which covers all employees who meet eligibility requirements of being actively employed at year end. Under the terms of the plan, employees may contribute 1% to 5% of their annual salary, up to the maximum allowed by Internal Revenue Service regulations. The Com-pany's contribution to the plan, as determined by the board of directors, is discretionary but may not exceed 100% of the employees' contribution. The Company contributed $7,000 to the plan for the year ended December 27, 1997, $7,630 for the year ended December 28, 1996, and $5,595 for the year ended December 30, 1995.


16.     BUSINESS SEGMENTS

The Company operates in two business segments: Dynamic Homes, Inc., which manufactures modular, pre-constructed buildings; and Shagawa Resort, Inc., which owns and operates a hotel / resort in northern Minnesota.

Condensed financial information, net of eliminations for intercompany trans-actions, for the two segments as of and for the year ended December 27, 1997, are as follows:

                                   Dynamic Homes, Inc.    Shagawa Resort, Inc.
                                   -------------------    --------------------
Sales                                $  11,236,600          $   1,622,400
Cost of sales                            9,052,600                951,900

Gross profit                         $   2,184,000          $     670,500

Operating expenses                   $   1,340,900          $     799,100

Income (loss) from operations        $     843,100          $   ( 128,600)

Assets                               $   5,363,400          $   3,518,100


17.     COMMITMENTS AND CONTINGENCIES

Shagawa Resort, Inc. Purchase and Management Agreement

During 1995, Dynamic Homes, Inc. purchased 100% of the common stock of Shagawa Resort, Inc., a hotel / resort in northern Minnesota. The stock was exchanged for an account receivable in the amount of $628,100. The Company incurred costs to acquire the stock totaling $25,600. Push-down accounting was used to establish the cost basis of the assets acquired.

The total cost of the project was approximately $4,740,000. This cost has been reduced by $605,000 related to the push-down accounting adjustment and approx-imately $1,100,000 in economic incentives for a final net cost of $3,035,000.

In conjunction with the purchase, the Company had entered into a management agreement for the operation of the hotel / resort. The management agreement called for the managing agent to pay minimum monthly payments of $22,100 to the Company, plus a percentage of room receipts and food / beverage receipts when these amounts exceed the minimum rentals on an annual basis. Upon default of this agreement in March 1997, Shagawa Resort, Inc. purchased certain assets and assumed certain liabilities of the management company for $52,600.

Equipment Purchase Commitment

The Company has entered into an agreement to purchase transportation equipment for 1998 delivery. The cost of the equipment is $68,500 and is expected to be financed with a capital lease arrangement.

Litigation

Dynamic Homes, Inc. and its subsidiary, Shagawa Resort, Inc., were involved in pending litigation with the construction manager of the hotel owned by Shagawa Resort, Inc. The Company commenced the lawsuit to discharge a mechanic's lien filed by the construction manager. The project manager commenced a counter-claim to this action. On February 3, 1998, the parties entered into a settle-ment agreement where they agreed to a mutual release of all claims against each other and the dismissal of all related actions.



PART III


Item 9.   Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure

None.


Item 10.   Directors and Executive Officers of the Registrant

Information concerning directors and officers of the Registrant is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held on June 29, 1998.


Item 11.   Executive Compensation

Executive compensation information is incorporated by reference to the Com-pany's definitive proxy statement proxy statement for the annual meeting of shareholders to be held on June 29, 1998.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

          (A)  Security Ownership of Certain Beneficial Owners

               Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on March 16, 1998.

Title                Name & Address of          Number of        Percent
of Class             Beneficial Owner           Shares Owned     of Class
--------             -----------------          ------------     --------
Common               D. Raymond Madison              665,252 (1)    27.20
                     PO Box 612
                     Brainerd, Minnesota
                                   56401

Common               HCI Investment Company          130,000 (2)     5.32  (3)
                     One St. Augustine Drive
                     Highway 77
                     Winnebago, Nebraska
                                   68071

          (1) Includes 80,609 shares outstanding in the name of Mr. Madison's wife and options to purchase 50,000 shares exercisable within 60 days of March 16, 1998.

          (2)  Information as identified in Schedule 13D as filed by HCI
               Investment Company with the Securities and Exchange Commission on December 15, 1997.

          (3) Includes 205,000 available but unexercised options available to officers, directors and various employees.


          (B)  Security Ownership of Management:

               The following table sets forth as of March 16, 1998, information concerning the beneficial ownership of common stock held by all directors and officers and all directors and officers of the Company as a group:

Name of                                               Percent
Beneficial Owner                 Common Shares        of Class
----------------                 -------------        --------
D. Raymond Madison                     665,252 (1)       27.20
Clyde R. Lund, Jr.                      64,774 (2)        2.65
Israel Mirviss                          50,000 (2)        2.04
Ronald L. Gustafson                     50,300 (2)        2.05
Peter K. Pichetti                       30,000 (2)        1.23
Glenn R. Anderson                       30,000 (2)        1.23
Eldon R. Matz                            7,000 (3)         .29

All directors and officers
  as a group (7 persons)               897,326 (4)       36.69

          (1) Includes 80,609 shares outstanding in the name of Mr. Madison's wife and options to purchase 50,000 shares exercisable within 60 days of March 16, 1998.

          (2) Includes options to purchase 25,000 shares exercisable within 60 days of March 16, 1998.

          (3) Includes options to purchase 5,000 shares exercisable within 60 days of March 16, 1998.

          (4) Includes options to purchase 180,000 shares exercisable within 60 days of March 16, 1998.

          (C)  Changes in Control:

               The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


Item 13.    Certain Relationships and Related Transactions:

Reference Notes to Consolidated Financial Statements, Note 13, page 31 of this Form 10-K.


PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (A)  1.  Financial Statements - Included in Part II, Item 8

                   - Independent Auditor's Report
                   - Consolidated Balance Sheets at December 27, 1997 and
                     December 28, 1996
                   - Consolidated Statements of Operations for the years ended
                     December 27, 1997, December 28, 1996 and December 30, 1995
                   - Consolidated Statements of Stockholders' Equity for the
                     years ended December 27, 1997, December 28, 1996 and December 30, 1995
                   - Consolidated Statements of Cash Flows for the years ended
                     December 27, 1997, December 28, 1996 and December 30, 1995
                   - Notes to Consolidated Financial Statements

                 2.  Financial Statement Schedule - Included in Part IV

                   - Schedule V - Property and Equipment
                   - Schedule VI - Accumulated Depreciation of Property and
                                  	Equipment
                   - Schedule VIII - Valuation and Qualifying Accounts
                   - Schedule IX - Short-term Borrowings
                   - Schedule X - Supplementary Income Statement Information

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


DYNAMIC HOMES, INC.
SCHEDULE V - PROPERTY AND EQUIPMENT
Years Ended December 27, 1997, December 28, 1996 and December 30, 1995
                                      Balance                                      Balance
                                    Beginning     Additions     Retirements         End of
                                      Of Year       at Cost   and Transfers           Year
                                 ------------  ------------  --------------   ------------
Year Ended December 30, 1995:
 Dynamic Homes, Inc.
    Land and Improvements        $    116,600  $     13,300  $            -   $    129,900
    Buildings                         953,900         8,000               -        961,900
    Machinery and Equipment         1,278,500        88,800        ( 62,200)     1,305,100
    Construction in Progress                -         4,800               -          4,800
  Shagawa Resort, Inc.
    Land and Improvements                   -       159,800               -        159,800
    Construction in Progress                -     1,694,200               -      1,694,200

                                  $ 2,349,000  $  1,968,900  $     ( 62,200)  $  4,255,700

Year Ended December 28, 1996:
 Dynamic Homes, Inc.
   Land and Improvements          $   129,900  $     36,600  $      ( 1,200)  $    165,300
   Buildings                          961,900        17,100        ( 11,700)       967,300
   Machinery and Equipment          1,305,100       347,900        ( 33,700)     1,619,300
   Construction in Progress             4,800       204,500       ( 105,400)       103,900
 Shagawa Resort, Inc.
   Land and Improvements              159,800       169,400               -        329,200
   Buildings                                -     2,092,400               -      2,092,400
   Furniture, Fixtures & Equip.             -       612,800               -        612,800
   Construction on Progress         1,694,200             -     ( 1,694,200)             -

                                  $ 4,255,700  $  3,480,700  $   (1,846,200)  $  5,890,200

Year Ended December 27, 1997:
 Dynamic Homes, Inc.
   Land and Improvements          $   165,300  $     54,700  $            -   $    220,000
   Buildings                          967,300       438,900         ( 5,300)     1,400,800
   Machinery and Equipment          1,619,300       319,200        ( 82,200)     1,856,200
   Construction in Progress           103,900       515,800       ( 619,900)             -
 Shagawa Resort, Inc.
   Land and Improvements              329,200        11,900       ( 181,300)       159,800
   Buildings                        2,092,400       187,200               -      2,279,600
   Furniture, Fixtures & Equip.       612,800        58,800           ( 300)       671,300

                                  $ 5,890,200  $  1,586,500  $    ( 889,000)  $  6,587,700


DYNAMIC HOMES, INC.
SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
Years Ended December 27, 1997, December 28, 1996 and December 30, 1995
                                      Balance                                    Balance
                                    Beginning    Additions    Retirements         End of
                                      Of Year      at Cost  and Transfers           Year
                                -------------  -----------  -------------   ------------
Year Ended December 30, 1995:
  Land and Improvements         $      43,400  $     2,500  $           -   $     45,900
  Buildings                           426,500       31,500              -        458,000
  Machinery and Equipment             920,500      104,200       ( 58,900)       965,800

                                $   1,390,400  $   138,200  $    ( 58,900)  $  1,469,700

Year Ended December 28, 1996:
 Dynamic Homes, Inc.
   Land and Improvements        $      45,900  $     4,900  $      (1,200)  $     49,600
   Buildings                          458,000       32,200         (7,800)       482,400
   Machinery and Equipment            965,800      131,300        (31,300)     1,065,800
 Shagawa Resort, Inc.
   Land and Improvements                    -        5,600              -          5,600
   Buildings                                -       26,200              -         26,200
   Furniture, Fixtures & Equip.             -       43,800              -         43,800

                                 $  1,469,700  $   244,000  $     (40,300)  $  1,673,400

Year Ended December 2, 1997:
 Dynamic Homes, Inc.
   Land and Improvements         $     49,600  $     8,100  $           -   $     57,700
   Buildings                          482,400       39,700        ( 5,400)       516,700
   Machinery and Equipment          1,065,800      172,900       ( 60,400)     1,178,300
 Shagawa Resort, Inc.
   Land and Improvements                5,600       11,700              -         17,300
   Buildings                           26,200       52,300              -         78,500
   Furniture, Fixtures & Equip.        43,800       91,700 	            -        135,500

                                 $  1,673,400  $   376,400  $    ( 65,800)  $  1,984,000


DYNAMIC HOMES, INC.
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

     Transactions in the allowance for doubtful accounts during the years ended
December 27, 1997, December 28, 1996 and December 30, 1995 were as follows:
                                      Balance      Provision        Accounts       Balance
                                    Beginning     Charged to   Chgd. Off Net           End
                                      of Year     Operations   of Recoveries       of Year
                                 ------------   ------------   -------------   -----------
Year Ended December 30, 1995     $     30,700   $      6,100   $     ( 1,800)  $    35,000

Year Ended December 28, 1996     $     35,000   $      6,000   $     ( 1,000)  $    40,000

Year Ended December 27, 1997     $     40,000   $      5,000   $           0   $    45,000


DYNAMIC HOMES, INC.
SCHEDULE IX - SHORT TERM BORROWINGS
Years Ended December 27, 1997, December 28, 1996 and December 30, 1995

  	The amounts reported represent amounts owed under a line of credit.
                                                                    Average     Weighted
                                        Weighted       Maximum    Month End      Average
                                         Average     Borrowing    Borrowing     Interest
                           Balance      Interest   Outstanding  Outstanding         Rate
                               End       Rate at    During the   During the   During the
                      of Year  (1)      Year End          Year    Year  (2)    Year  (3)
                      ------------  ------------  ------------  -----------  -----------
Year Ended
December 30, 1995     $        -0-         9.00%  $    446,767  $    69,659        9.50%

Year Ended
December 28, 1996     $        -0-         8.50%  $    285,000  $    35,000        8.60%

Year Ended
December 27, 1997     $        -0-         8.50%  $    360,000  $    57,000        8.50%

(1) Dynamic Homes, Inc. has available a line of credit which is collater-alized by inventories and receivables. The credit available is based on specified percentages of inventories and receivables. On May 1, 1997, the Company renewed its credit line for a period of one year. The renewed credit line has a maximum available borrowings to $1,100,000 at the bank's prime rate (8.5% at December 27, 1997) and exempts letters of credit from reducing the available line of credit. As of December 27, 1997, the Company did not have any outstanding borrowings under the line of credit agreement and there are no com-pensating balance requirements.

(2) Average amounts outstanding during the period are computed as an average of the month-end balances.

(3) For the periods presented the interest on the Company's short-term debt fluctuated with the prime rate. The weighted average interest rate was computed based upon the effective rate under the loan agreement in affect.


DYNAMIC HOMES, INC.
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
Years Ended December 27, 1997, December 28, 1996 and December 30, 1995
                                 Maintenance   Taxes, Other Than      Advertising /
                                 and Repairs  Payroll and Income  Promotion Expense
                               -------------  ------------------  -----------------
Year Ended December 30, 1995   $    208,210     $         94,823     $      105,733

Year Ended December 28, 1996   $    243,411     $        111,373     $      190,752

Year Ended December 27, 1997   $    290,732 (1) $        212,510 (1) $      353,638 (1)


(1)  Amounts include the following Shagawa Resort, Inc. valuations:

     Maintenance and Repairs                     $        75,911
     Real Estate Taxes                                    99,897
     Advertising and Promotion Expense                    90,587

Royalties, amortization of intangible assets, preoperating costs and similar deferrals are not set forth, as such items do not exceed one percent of net sales as shown in the consolidated statement of income (Note 3).



SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


GLENN R. ANDERSON,
President

D. RAYMOND MADISON,
Chairman of the Board

CLYDE R. LUND JR.,
Secretary

ISRAEL MIRVISS,
Director

RONALD L. GUSTAFSON,
Director

PETER K. PICHETTI,
Director

ELDON R. MATZ,
Controller & Treasurer



Dated:  March 25, 1998