Form 10-Q
period 1998-03-31
DYNAMIC HOMES INC
filed 1998-05-18
CIK 225278

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Attention: Filing Desk
STOP 1-4
450 Fifth Street NW
Washington, DC 20549-1004
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarter ended March 31, 1998
Commission file number 0-8585

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

YES        X
NO

As of March 31, 1998, 2,240,850 common shares, par value $.10 per share, were outstanding. On January 7, 1995, the Company implemented a six month plan to repurchase up to 100,000 shares of its outstanding common stock. As of March 31, 1998, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available but unexercised options are excluded from the common shares outstanding.


FORM 10-Q


PART I.

Item 1.  Financial Statements

DYNAMIC HOMES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1998 & 1997
(Unaudited)
                                                                  Three Months
                                                  Dynamic       Shagawa
                                                Homes, Inc.   Resort, Inc.   Consolidated        3/31/97
                                               ------------   ------------   ------------   ------------
Revenues
  Single - Family                              $    635,000   $          -   $    635,000   $  1,302,000
  Multi - Family / Commercial                             -              -              -        239,000
  Other                                              39,000              -         39,000         59,000
  Transportation                                     40,000              -         40,000         92,000
  Shagawa Resort, Inc.                                    -        344,000        344,000         56,000

    Total Revenues - Net                            714,000        344,000      1,058,000      1,748,000

Cost of Sales
  Materials                                         370,000        239,000        609,000        901,000
  Labor                                              55,000              -         55,000        171,000
  Overhead                                           93,000              -         93,000        267,000
  Transportation                                    150,000              -        150,000        184,000

    Total Cost of Sales                             668,000        239,000        907,000      1,523,000

  Gross Profit                                       46,000        105,000        151,000        225,000

Operating Expenses
  Marketing                                         105,000         19,000        124,000         85,000
  Administration                                    188,000        201,000        389,000        186,000
  Other                                                   -              -              -          2,000
  Shagawa Resort, Inc.                                    -              -              -         56,000

    Total Operating Expenses                        293,000        220,000        513,000        329,000

Operating Income (Loss)                            (247,000)      (115,000)      (362,000)      (104,000)

Other (Income) Expense
  Interest Expense                                   32,000         37,000         69,000         40,000
  Other, Net                                        (23,000)             -        (23,000)        (2,000)

    Total Other (Income) Expense                      9,000         37,000         46,000         38,000

Income (Loss) Before Taxes                         (256,000)      (152,000)      (408,000)      (142,000)

Income Tax (Provision) Benefit                      102,000         61,000        163,000         57,000

Net Income (Loss)                              $   (154,000)  $    (91,000)  $   (245,000)  $    (85,000)

Basic Earnings (Loss) Per Common Share         $      (0.07)  $      (0.04)  $      (0.11)  $      (0.04)

Diluted Earnings (Loss) Per Common Share       $      (0.07)  $      (0.04)  $      (0.11)  $      (0.03)

Weighted Basic Average Number of Shares
  Outstanding                                     2,240,900      2,240,900      2,240,900      2,240,900

Weighted Diluted Average Number of Shares
  Outstanding                                     2,242,000      2,242,000      2,242,000      2,580,600

Dividends per Common Share                             None           None           None           None


See notes to condensed consolidated financial statements.



DYNAMIC HOMES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 & DECEMBER 27,1997
(Unaudited)
                                     Dynamic       Shagawa
                                   Homes, Inc.   Resort, Inc.   Eliminations    Consolidated       12/27/97
                                  ------------   ------------   ------------   -------------   ------------
ASSETS
CURRENT ASSETS:
 Cash & cash equivalents          $    145,000   $     18,000   $          -   $     163,000   $  1,330,000
 Accounts receivable, less
  allowance for doubtful
  accounts, pledged                    213,000          5,000              -         218,000        784,000
 Inventories pledged (Note 2)        3,386,000         32,000              -       3,418,000      1,488,000
 Prepaid expenses (Note 5)             106,000         10,000              -         116,000         47,000
 Deferred income taxes (Note 4)         99,000              -              -          99,000         99,000

   Total Current Assets              3,949,000         65,000              -       4,014,000      3,748,000

OTHER ASSETS:
 Investments - Affiliates            1,639,000              -     (1,639,000)              -              -
 Other assets (Note 8)                  26,000        491,000              -         517,000        530,000

   Total Other Assets                1,665,000        491,000     (1,639,000)        517,000        530,000

PROPERTY, PLANT & EQUIPMENT, at:
 Cost - pledged in part (Note 6)     3,569,000      3,119,000              -       6,688,000      6,588,000
 Less - accumulated depreciation    (1,808,000)      (272,000)             -      (2,080,000)    (1,984,000)

   Net Property, Plant & Equipment   1,761,000      2,847,000              -       4,608,000      4,604,000

Total Assets                      $  7,375,000   $  3,403,000   $ (1,639,000)   $  9,139,000   $  8,882,000


LIABILITIES
CURRENT LIABILITIES:
 Payables - Affiliates            $          -   $  1,145,000   $ (1,145,000)   $          -   $          -
 Notes payable                          75,000              -              -          75,000              -
 Current portion - long-term debt      120,000         38,000              -         158,000        154,000
 Accounts payable                      712,000         32,000              -         744,000        261,000
 Customer deposits                     334,000              -              -         334,000        177,000
 Accrued expenses
   Salaries, wages and vacations       193,000         20,000              -         213,000        221,000
   Taxes, other than income            155,000         17,000              -         172,000         96,000
   Warranty                             76,000              -              -          76,000         74,000
   Other                                11,000         36,000              -          47,000        135,000
   Income Taxes                       (102,000)       (61,000)             -        (163,000)             -

     Total Current Liabilities       1,574,000      1,227,000     (1,145,000)      1,656,000      1,118,000

LONG-TERM DEBT:  (Note 7)
 Less current portion included above 1,143,000      1,773,000              -       2,916,000      2,952,000

DEFERRED INCOME TAXES (Note 4)          80,000              -              -          80,000         80,000

Total Liabilities                    2,797,000      3,000,000     (1,145,000)      4,652,000      4,150,000

STOCKHOLDERS' EQUITY
 Investment - Parent                         -        706,000       (706,000)              -              -
 Common stock, par value $.10 per
  share
   Authorized, 5,000,000 shares;
   issued and outstanding,
   2,240,000 in 1998 and 1997          228,000              -              -         228,000        228,000
 Paid-in capital in excess of par      147,000              -              -         147,000        147,000
 Retained earnings                   4,347,000       (303,000)       212,000       4,256,000      4,501,000
 Treasury stock - 43,080 shares       (144,000)             -              -        (144,000)      (144,000)

   Total Stockholders' Equity        4,578,000        403,000       (494,000)      4,487,000      4,732,000

Total Liabilities & Stockholders'
  Equity                          $  7,375,000   $  3,403,000   $ (1,639,000)   $   9,139,000  $   8,882,000


See notes to consolidated financial statements.



DYNAMIC HOMES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 & 1997
(Unaudited)

                                                        3/31/98         3/31/97
                                                   ------------    ------------
Cash Flows From Operating Activities
 Net Income (Loss)                                 $   (245,000)   $    (85,000)
 Adjust to Reconcile Net Income or Loss
  Provided by (Used in) Operating Activities:
   Depreciation and Amortization                        117,000          95,000
   Provision for Doubtful Accounts                        2,000           2,000
   (Gain) Loss on Sale of Property & Equipment                -           6,000
   Change in Assets & Liabilities:
    (Increase) Decrease in Receivables                  565,000         288,000
    (Increase) Decrease in Inventories               (1,929,000)       (505,000)
    (Increase) Decrease in Prepaid Expenses             (69,000)       (345,000)
    (Increase) Decrease in Deferred Income Tax                -               -
    (Increase) Decrease in Other Assets                  (8,000)         (8,000)
    Increase (Decrease) in Accounts Payable             483,000         417,000
    Increase (Decrease) in Customer Deposit             157,000         (42,000)
    Increase (Decrease) in Accrued Expenses             (18,000)        (66,000)
    Increase (Decrease) in Income Tax Payable          (163,000)        (59,000)

Net Cash Provided by (Used in) Operating Activities  (1,108,000)       (302,000)

Cash Flows From Investing Activities
 Asset Purchase - Shagawa Resort                              -               -
 Proceeds From Sale of Property & Equipment                   -               -
 Purchase of Property & Equipment                      (102,000)       (293,000)

Net Cash Provided by (used in) Investing
  Activities                                           (102,000)       (293,000)

Cash Flows From Financing Activities
 Proceeds from Sale of Common Stock                           -               -
 Net Borrowings (Payments) on Revolving Credit
   Agreements & Other Short-Term Financing               75,000         125,000
 Principal Payments on Long-Term Borrowings
  Including Revenue Bonds / Shagawa Resort              (32,000)        (25,000)
 Proceeds From Long-Term Borrowings                           -               -

Net Cash Provided by (Used in) Financing
  Activities                                             43,000         100,000

Increase (Decrease) in Cash and Equivalents          (1,167,000)       (495,000)

Cash and Equivalents
  Beginning                                           1,330,000         554,000
  Ending                                           $    163,000    $     59,000

Supplemental Disclosures of Cash Flow
 Information
  Cash Payments for:
   Income Taxes                                    $      1,000    $      3,000
   Interest                                              68,000          43,000

See notes to condensed consolidated financial statements.



DYNAMIC HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and December 27, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and March 31, 1997.


Note 2.    INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels. Cost of sales values are deter-mined monthly based on standards for materials, labor and overhead by product. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the first quarter of 1998. Shagawa Resort, Inc. conducts a physical inventory at each month-end.

The Breakdown of Inventories is as follows:

                                                  3/31/98        3/31/97
                                             ------------   ------------
         Finished Goods                      $  2,245,000   $  1,122,000
         Work In Process                          185,000        134,000
         Raw Materials                            956,000        844,000
         Shagawa Resort, Inc.                      32,000              -

         Total Inventories                   $  3,418,000   $  2,100,000


Note 3.    BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of March 31, 1998 and March 31, 1997, the Company's backlog of committed orders was approx-imately $6,513,000 and $3,604,000, respectively. As of December 27, 1997, the Company's backlog of orders was $2,285,000. The Company's order backlog at April 30, 1998, totals $7,419,000 compared to $4,689,000 on April 30, 1997.
The higher 1998 backlog reflects the success of several marketing programs tar-geting the seasonally slow winter months. The winter promotion unit orders are scheduled for delivery and set during the second and third quarters of 1998. Promotional discounts on these units will adversely affect the gross margin at time of set. In contrast, the Company benefits from increased plant utili-zation and more favorable overhead and labor absorption during the production process. The April 30, 1998, backlog also includes an order for 20 multi-family housing units associated with a Native American community in Minnesota. This project is scheduled to be produced and delivered during the third quarter of 1998. In addition to the winter promotional programs, the Company also completed the construction of 28 inventory units which are available to the builder / dealer network for immediate sale. As of April 30, 1998, 20 inven-tory units remain available for sale and have been excluded from the order backlog value.


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


Note 5.    PREPAID EXPENSES

                                                  		3/31/98      		3/31/97
                                               ------------   ------------
Revenue Bonds - Retirement Escrow		            $          -  	$     83,000
Advertising	                                         	7,000		        3,000
Insurance                                          		92,000      		111,000
Equipment / Supplies / Inventory -
   Shagawa Resort, Inc.	                            	10,000      		168,000
Other		                                               7,000          9,000

                                             		$    116,000	  $    374,000


Note 6.    PROPERTY AND EQUIPMENT

                                                  		3/31/98       	3/31/97
                                               ------------   ------------
Dynamic Homes, Inc.
  Land and Improvements		                      $    220,000		 $    165,000
  Buildings	                                     	1,401,000      		971,000
  Machinery and Equipment                        	1,870,000    		1,629,000
  Construction in Progress		                         78,000      		354,000

Shagawa Resort, Inc.
  Land and Improvements		                           341,000      		329,000
  Buildings	                                     	2,105,000    		2,098,000
  Furniture, Fixtures and Equipment                	673,000      		617,000
  Construction in Progress		                              -		            -

                                                		6,688,000    		6,163,000
Less:  Accumulated Depreciation -
         Dynamic Homes, Inc.                   		(1,808,000)  		(1,627,000)
       Accumulated Depreciation -
         Shagawa Resort, Inc.           		         (272,000)      (113,000)

                                             		$  4,608,000 		$  4,423,000

Note 7.    LONG-TERM DEBT

Long-term Debt (net of current maturities)
  consists of:                                      3/31/98        3/31/97
                                               ------------   ------------
   Detroit Lakes - Plant Expansion	           	$    878,000 		$          -
   Industrial Development Bonds
     of Detroit Lakes, MN                                	-       		45,000
   M & I Leasing - Capitalized
     Crane / Trailers                             		218,000      		199,000
   Term Mortgage Loan Agreement
     covering Shagawa Resort
     project - (Note 9)	                         	1,773,000    		1,810,000
   Other Notes and Contracts Payable   		            47,000		            -

                                             		$  2,916,000 		$  2,054,000


Note 8.    OTHER ASSETS - NET

                                                   	3/31/98	      	3/31/97
                                               ------------   ------------
   Dynamic Homes, Inc.
    - Deferred Bond & Maintenance Expense		    $          - 		$      2,000
    - Prepaid Debt Expense                          		20,000		       9,000
    - Deposits                                       		6,000	       	6,000

   Shagawa Resort, Inc.
    - Goodwill                                     		113,000		           -
    - Prepaid Advertising                            		5,000       		9,000
    - Prepaid Legal / Debt Expense		                 181,000     		191,000
    - Organization / Start-up                      		134,000	     	165,000
    - Asset Replacement Escrow	                      	55,000      		15,000
    - Other		                                          3,000	            -

                                              	$     517,000		$    397,000

The above referenced Other Assets for Shagawa Resort, Inc. are being amortized on a straight-line basis over the estimated useful life of the asset as follows:

        Advertising                         3 years
        Organization / Start-up             5 years
        Goodwill                           15 years
        Legal / Debt Expense               20 years


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

In conjunction with the purchase of Shagawa Resort, Inc., the Company simultan-eously entered into a Management Agreement with Northland Adventures Minnesota, Ltd. to operate and manage the hotel / resort from the opening date (May 1, 1996) until December 15, 1997. The Management Agreement required the Managing Agent to pay minimum monthly payments of $22,100 to the Company, plus a per-centage of room and food / beverage receipts when these amounts exceed the minimum rentals on an annual basis. During the duration of the agreement, the Managing Agent absorbs or retains any operating profit or loss generated by the operation of the facility. On March 17, 1997, the Company and Northland Adven-tures Minnesota, Ltd. collectively reached an Asset Purchase Agreement whereby the Company purchased substantially all assets of the Business. All prior agreements pertaining to the management of the hotel / resort facility have been terminated. Consequently, effective March 17, 1997, the Company assumed the management obligations and rights associated with the operations of Shagawa Resort, Inc. Operational results for the period March 17 - 31, 1997, were not recognized during the first quarter of 1997 but included with the activities reported during the second quarter of 1997.

MANAGEMENT'S DISCUSSION & ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Three Months Ended March 31, 1998 and 1997

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.).

The Company's revenue from the manufacturing sector for the three months ended March 31, 1998, was $714,000 as compared to $1,692,000 for the year earlier period and represents a decrease of $978,000. Single-family revenues decreased by $667,000 from $1,302,000 for 1997 to $635,000 for 1998. Likewise, revenues generated from multi-family / commercial decreased by $239,000. As a result of lower unit revenue activities, transportation and other (retail) revenue de-creased from $151,000 in 1997 to $79,000 for 1998. The decrease in revenue during the first quarter of 1998 reflects the Company's lowered backlog posi-tion at 1997 year-end and in particular the absence of any single-family or multi-family / commercial projects. In contrast, approximately 40 percent of the 1997 single-family revenue was associated with the delivery and setting of the final phase of a 45 unit housing project affiliated with the Fort Berthold Housing Authority.

In response to the softening of new orders during the fourth quarter of 1997, the Company implemented several aggressive marketing programs and recently also received an order for 20 multi-family housing units (reference Note 3).

On March 17, 1997, the Company assumed the operational obligations associated with the Shagawa Resort facility dba: Holiday Inn Sunspree Resort (reference
Note 9). During the first quarter of 1998, Shagawa Resort contributed operating revenues of $344,000 as compared to lease-related revenues of $56,000 for the first quarter of 1997. Due to the location and seasonal nature of the industry, revenues are anticipated to strengthen during the second quarter of 1998, reach maximum strength during the third quarter and again soften during the latter stages of 1998. Revenues during the first quarter of 1998 were adversely affected by the mild winter which curtailed many of the winter recreational activities.

COST OF SALES:

Dynamic Homes' gross profit (including transportation revenue and expense but excluding Shagawa Resort, Inc.) was $46,000 for the first quarter of 1998 versus $169,000 for the 1997 period. Gross profit percentage for 1998 is 6.4% as compared with 10.0% for 1997. When transportation revenues and expense plus Shagawa Resort are excluded, the gross profit on product changes to 23.1% for 1998 and 16.3% for 1997. The improved gross margin percentage on product reflects the stronger new order position during the first quarter of 1998. The increase in new orders allows the manufacturing facility to increase production which resulted in a more favorable labor and overhead absorption rate.

Shagawa Resort, Inc. recorded a gross profit of $105,000 on operating revenues of $344,000 during the first quarter of 1998. Due to the leasing arrangement in affect during the first quarter of 1997, no cost of sales was required.


OPERATING EXPENSES:

Dynamic Homes' 1998 operating expenses, which include transportation, marketing and administration, decreased $14,000 over the 1997 period. Due to decreased unit volume, 1998 delivery and setting expense decreased by $34,000. Marketing related expenses for 1998 increased by $20,000 and are primarily associated with the winter promotional programs. Administrative expenses remained stable during the first quarter of each period.

Shagawa Resort, Inc. incurred operating expenses of $220,000 during the first quarter of 1998. During the first quarter of 1997, Shagawa Resort, Inc. operated under a management agreement and consequently, incurred only depreciation and amortization related expenses of $56,000 associated with the ownership of the property.


OPERATING INCOME (LOSS):

The operating cycle for the first quarter of 1998 resulted in a consolidated operating loss of $362,000. During the same period of 1997, the consolidated operating loss was $104,000. The manufacturing facility incurred operating losses of $247,000 during 1998 and $104,000 for 1997. Shagawa Resort, Inc. incurred an operating loss of $115,000 for 1998 and break-even status under the 1997 lease arrangement.

The decrease in 1998 operating results, reflects the reduced revenue base asso-ciated with the manufacturing facility and the March 17, 1997, status change associated with the Shagawa Resort facility. During the first quarter of 1998, the Company owned and operated the facility in contrast to the lease and management agreement in affect during the first quarter of 1997.


NET NON - OPERATING INCOME / EXPENSE:

Consolidated net, non-operating expense for the first quarter of 1998 was $46,000 as compared with $38,000 for 1997. Interest related expense for 1998 increased by $29,000 from $40,000 for 1997 to $69,000 for 1998. Interest expense associated with the financing of the Shagawa Resort property generated $37,000 of interest expense during the first quarter of 1998. Dynamic Homes incurred interest expense of $32,000 associated with the capital lease financing of transportation equipment and a long-term financing package sup-porting the expansion of the Detroit Lakes, Mn. manufacturing facility. During 1997, Shagawa Resort, Inc. and Dynamic Homes, Inc. incurred interest expense of $32,000 and $8,000, respectively. Other income for 1998, consists of investment income realized from the Company's cash and cash equivalents position.


FEDERAL AND STATE INCOME TAXES:

During the first quarter of both 1998 and 1997, the Company recorded consol-idated estimated income tax benefits of $163,000 and $57,000, respectively. Income tax obligations and benefits are estimated at the normal statutory rate.


NET INCOME (LOSS):

 The consolidated net loss for the first quarter of 1998 was $245,000 as compared to a net loss of $85,000 for 1997. Both basic and diluted earnings per common share outstanding for 1998 resulted in a negative $0.11 per share. Basic and diluted earnings per common share outstanding for 1997 were a negative $0.04 and $0.03, respectively. During the first quarter of 1998, the ownership and operation of the Shagawa Resort property increased the Company's net loss by approximately $0.04 per common share. During 1997, ownership of the Shagawa Resort property resulted in a net loss of $0.01 per common share.



Financial Condition

The Company's consolidated working capital at March 31, 1998, was a positive $2,358,000 as compared with $1,586,000 at March 31, 1997, and $2,630,000 at
1997 year-end. The current ratio for March 31, 1998, was 2.4 to 1.0 as com-pared to 3.4 to 1.0 at December 27, 1997, and 2.1 to 1.0 at March 31, 1997.

During the first quarter of 1998, cash outflows were required for the build-up of inventory (finished goods), renewal of the Company's insurance package, purchase of transportation and computer equipment and for support of the Com-pany's daily operations. Cash flows to support the referenced activities were primarily provided by utilizing the Company's year-end cash and cash equiv-alents position, receivable collections, customer order deposits, non-cash related depreciation and amortization, supplier payment terms and borrowings under the Company's credit line.

Long-term debt and capital leases, net of current maturities, decreased from $2,952,000 at year-end 1997 to $2,916,000 at March 31, 1998. On March 31,
1997, long-term debt and capital leases, net of current maturities, was $2,054,000. Long-term debt consists primarily of a long-term mortgage loan, which is secured by substantially all assets of Shagawa Resort, Inc., with a partial guarantee of the Small Business Administration, two capitalized lease obligations secured by transportation equipment, a restructured long-term financing arrangement secured by a mortgage in support of the Detroit Lakes plant expansion and a contract for deed covering the purchase of land and a warehouse. On April 1, 1997, the Company retired all outstanding debt associ-ated with the Industrial Revenue Bonds which initially financed a major portion of the property and equipment for the Company's manufacturing facility. The debt retirement was required to provide collateral for the restructured long-term financing arrangement. The new financing is a composite of three funding sources which provided the manufacturing facility with $1,000,000 of proceeds and was used for financing the plant expansion, including equipment and working capital for additional inventory requirements. Debt retirement associated with the plant expansion and transportation equipment varies in maturity from five to fifteen years, dependent on the funding source.

The consolidated ratio of long-term debt to stockholders' equity changed from
 .48 to 1.0 at March 31, 1997, to .62 to 1.0 at December 27, 1997, and .65 to
1.0 at March 31, 1998. The change in ratio reflects the debt and capital lease acquired to finance transportation equipment, plant expansion activities and the Shagawa Resort facility. Due to the consolidated net loss incurred during the first quarter of 1998, stockholders' equity, net of treasury stock de-creased from $4,732,000 at December 27, 1997, to $4,487,000 at March 31, 1998.
Stockholders' equity on March 31, 1997, was $4,318,000.

Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified per-centages of inventory and receivables. On May 4, 1998, the Company renewed its credit line for a period of two years, subject to annual review and without any compensating balance requirements. The renewed credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of March 31, 1998, the Company had $75,000 outstanding under the existing credit line. As of the renewal date, the Company had $575,000 borrowings outstanding which automatically rolled into the new arrangement.

Shagawa Resort, Inc. does not have any operating line of credit available. Consequently, Shagawa Resort, Inc. is dependent on Dynamic Homes, Inc. (parent) as its source of additional funds. Periodically, Dynamic Homes, Inc. is re-quired to advance funds, during the slower winter months, to support the resort's ongoing operations. However, during the stronger summer months, the resort generates adequate levels of funds to support its operational require-ments and reduce the level of these outstanding advances.

The Company continues to market Shagawa Resort, Inc. to prospective buyers with the ultimate goal of transacting a sale in the short-term future. Al-though no agreements have been finalized at this time, future opportunities may surface which deem it to be in the Company's best interest to divest of the property. Transactions of this type potentially could materially affect the Company's short-term operating results and capital resources. However, manage-ment anticipates that the normal operating cycle will generate sufficient cash, in conjunction with short-term borrowings on its existing credit line and sup-plemented by long-term financing and capital leases, adequate funds will be available to support the Company's operations and scheduled capital require-ments during 1998.

Statements regarding the Company's operations, performance and financial con-dition are subject to certain risks and uncertainties. These risks and uncer-tainties include but are not limited to: rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family / commercial sales. Likewise, future escalating and volatile material costs and unfavorable weather con-ditions could also affect the Company's profit margins.


PART II.

Items 1, 2, 3, 4, 5 and 6 are omitted as each is either not applicable or the answer to the item is negative.

Item 7.     Exhibits and Reports on Form 8-K:

                No reports on Form 8-K have been filed during the quarter ended March 31, 1998.



SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   	May 13, 1998

Dynamic Homes, Inc.
(Registrant)

ELDON MATZ
Eldon Matz
Controller and Treasurer