Form 10-Q
period 1998-06-30
DYNAMIC HOMES INC
filed 1998-08-13
CIK 225278

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004
Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


For The Quarter Year Ended		June 30, 1998

Commission File Number		0-8585

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

YES   X
NO

As of June 30, 1998, 2,224,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a six month plan to repurchase up to 100,000 shares of its outstanding common stock. As of June 30, 1998, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available but unexercised options have been excluded from the common shares outstanding.


PART I.

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1998 & 1997
(Unaudited)
                                                               Three Months
                                                        Dynamic       Shagawa
                                                      Homes, Inc.    Resort, Inc.    Consolidated         6/30/97
                                                      -----------    ------------    ------------    ------------
Revenues
  Single - Family                                    $  3,226,000   $           -   $   3,226,000   $   1,541,000
  Multi - Family / Commercial                              72,000               -          72,000          59,000
  Other                                                   114,000               -         114,000         104,000
  Transportation                                          169,000               -         169,000          89,000
  Shagawa Resort, Inc.                                          -         495,000         495,000         503,000

    Total Revenues - Net                                3,581,000         495,000       4,076,000       2,296,000

Cost of Sales
  Materials                                             1,990,000         293,000       2,283,000       1,301,000
  Labor                                                   331,000               -         331,000         173,000
  Overhead                                                379,000               -         379,000         235,000
  Transportation                                          204,000               -         204,000         150,000

    Total Cost of Sales                                 2,904,000         293,000       3,197,000       1,859,000

  Gross Profit                                            677,000         202,000         879,000         437,000

Operating Expenses
  Marketing                                               124,000          24,000         148,000         106,000
  Administration                                          223,000         204,000         427,000         420,000
  Other                                                         -               -               -               -

    Total Operating Expenses                              347,000         228,000         575,000         526,000

Operating Income (Loss)                                   330,000         (26,000)        304,000         (89,000)

Other (Income) Expense
  Interest Expense                                         37,000          38,000          75,000          61,000
  Other, Net                                              (13,000)         (1,000)        (14,000)          2,000

    Total Other (Income) Expense                           24,000          37,000          61,000          63,000

Income (Loss) Before Taxes                                306,000         (63,000)        243,000        (152,000)

Income Tax (Provision) Benefit                           (122,000)         25,000         (97,000)         61,000

Net Income (Loss)                                    $    184,000    $    (38,000)    $   146,000    $    (91,000)

Basic Earnings (Loss) Per Common Share               $       0.08    $      (0.02)    $      0.07    $      (0.04)

Diluted Earnings (Loss) Per Common Share             $       0.08    $      (0.02)    $      0.07    $      (0.04)

Weighted Basic Average Number of
  Shares Outstanding                                    2,240,900       2,240,900       2,240,900       2,240,900

Weighted Diluted Average Number of
  Shares Outstanding                                    2,242,000       2,242,000       2,242,000       2,580,600

Dividends per Common Share                                   None            None            None            None

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1998 & 1997
(Unaudited)
                                                                           Six Months
                                                        Dynamic        Shagawa
                                                      Homes, Inc.    Resort, Inc.    Consolidated         6/30/97
                                                      -----------    ------------    ------------    ------------
Revenues
  Single - Family                                    $  3,861,000   $           -   $   3,861,000   $   2,843,000
  Multi - Family / Commercial                              72,000               -          72,000         298,000
  Other                                                   153,000               -         153,000         163,000
  Transportation                                          209,000               -         209,000         181,000
  Shagawa Resort, Inc.                                          -         839,000         839,000         559,000

    Total Revenues - Net                                4,295,000         839,000       5,134,000       4,044,000

Cost of Sales
  Materials                                             2,360,000         532,000       2,892,000       2,202,000
  Labor                                                   386,000               -         386,000         344,000
  Overhead                                                472,000               -         472,000         502,000
  Transportation                                          354,000               -         354,000         334,000

    Total Cost of Sales                                 3,572,000         532,000       4,104,000       3,382,000

  Gross Profit                                            723,000         307,000       1,030,000         662,000

Operating Expenses
  Marketing                                               229,000          43,000         272,000         192,000
  Administration                                          411,000         406,000         817,000         661,000
  Other                                                         -               -               -           2,000

    Total Operating Expenses                              640,000         449,000       1,089,000         855,000

Operating Income (Loss)                                    83,000        (142,000)        (59,000)       (193,000)

Other (Income) Expense
  Interest Expense                                         69,000          74,000         143,000         102,000
  Other, Net                                              (36,000)         (1,000)        (37,000)         (1,000)

    Total Other (Income) Expense                           33,000          73,000         106,000         101,000

Income (Loss) Before Taxes                                 50,000        (215,000)       (165,000)       (294,000)

Income Tax (Provision) Benefit                            (20,000)         86,000          66,000         118,000

Net Income (Loss)                                    $     30,000    $   (129,000)    $   (99,000)    $  (176,000)

Basic Earnings (Loss) Per Common Share               $         .01   $      (0.06)    $     (0.04)    $     (0.08)

Diluted Earnings (Loss) Per Common Share             $         .01   $      (0.06)    $     (0.04)    $     (0.07)

Weighted Basic Average Number of
  Shares Outstanding                                     2,240,900      2,240,900       2,240,900       2,240,900

Weighted Diluted Average Number of
  Shares Outstanding                                     2,242,000      2,242,000       2,242,000       2,580,600

Dividends per Common Share                                    None           None            None            None

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1998 & DECEMBER 27,1997
(Unaudited)
                                                 Dynamic        Shagawa
                                               Homes, Inc.    Resort, Inc.    Eliminations    Consolidated        12/27/97
                                              ------------    ------------    ------------    ------------    ------------
ASSETS
CURRENT ASSETS:
 Cash & cash equivalents                     $     (14,000)  $      56,000   $      15,000   $      57,000   $   1,330,000
 Accounts receivable, less allowance for
   doubtful accounts, pledged                     1,065,000          34,000              -       1,099,000         784,000
 Inventories pledged (Note 2)                     3,400,000          32,000              -       3,432,000       1,488,000
 Prepaid expenses (Note 5)                          104,000          12,000              -         116,000          47,000
 Deferred income taxes (Note 4)                      99,000               -              -          99,000          99,000

   Total Current Assets                           4,654,000         134,000         15,000       4,803,000       3,748,000

OTHER ASSETS:
 Investments - Affiliates                         1,798,000               -     (1,798,000)              -               -
 Other assets (Note 8)                               25,000         485,000              -         510,000         530,000

   Total Other Assets                             1,823,000         485,000     (1,798,000)        510,000         530,000

PROPERTY, PLANT & EQUIPMENT, at:
 Cost - pledged in part (Note 6)                  3,577,000       3,154,000              -       6,731,000       6,588,000
 Less - accumulated depreciation                 (1,860,000)       (312,000)             -      (2,172,000)     (1,984,000)

   Net Property, Plant & Equipment                1,717,000       2,842,000              -       4,559,000       4,604,000

Total Assets                                 $    8,194,000  $    3,461,000   $ (1,783,000)   $  9,872,000   $   8,882,000

LIABILITIES
CURRENT LIABILITIES:
 Payables - Affiliates                       $            -  $    1,289,000   $ (1,289,000)   $          -   $           -
 Notes payable                                      435,000               -              -         435,000               -
 Current portion - long-term debt                   123,000          39,000              -         162,000         154,000
 Accounts payable                                   622,000          36,000              -         658,000         261,000
 Customer deposits                                  514,000               -              -         514,000         177,000
 Accrued expenses
   Salaries, wages and vacations                    277,000          25,000              -         302,000         221,000
   Taxes, other than income                         103,000          26,000              -         129,000          96,000
   Warranty                                          66,000               -              -          66,000          74,000
   Other                                             79,000           6,000              -          85,000         135,000
   Income Taxes                                      19,000         (86,000)             -         (67,000)              -

   Total Current Liabilities                      2,238,000       1,335,000     (1,289,000)      2,284,000       1,118,000

LONG-TERM DEBT:  (Note 7)
 Less current portion included above              1,114,000       1,761,000              -       2,875,000       2,952,000

DEFERRED INCOME TAXES (Note 4)                       80,000               -              -          80,000          80,000

Total Liabilities                                 3,432,000       3,096,000     (1,289,000)      5,239,000       4,150,000

STOCKHOLDERS' EQUITY

Investment - Parent                                       -         706,000       (706,000)              -               -
Common stock, par value $.10 per share
  Authorized, 5,000,000 shares; issued
    and outstanding, 2,240,000 in 1998
    and 1997*228,000                                      -              -         228,000         228,000
Paid-in capital in excess of par                    147,000              -               -         147,000         147,000
Retained earnings                                 4,531,000       (341,000)        212,000       4,402,000       4,501,000
Treasury stock - 43,080 shares                     (144,000)             -               -        (144,000)       (144,000)

Total Stockholders' Equity                        4,762,000        365,000        (494,000)      4,633,000       4,732,000

Total Liabilities & Stockholders' Equity     $    8,194,000   $  3,461,000   $  (1,783,000)   $  9,872,000   $   8,882,000

See notes to consolidated financial
statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 & 1997
(Unaudited)
                                                        6/30/98         6/30/97
                                                   ------------    ------------
Cash Flows From Operating Activities
  Net Income (Loss)                                $    (99,000)   $   (176,000)
  Adjust to Reconcile Net Income or Loss
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                     234,000         195,000
      Provision for Doubtful Accounts                     4,000           3,000
      (Gain) Loss on Sale of Property & Equipment             -           8,000
      Change in Assets & Liabilities:
        (Increase) Decrease in Receivables             (319,000)        124,000
        (Increase) Decrease in Inventories           (1,944,000)       (974,000)
        (Increase) Decrease in Prepaid Expenses         (69,000)       (111,000)
        (Increase) Decrease in Deferred Income Tax            -               -
        (Increase) Decrease in Other Assets             (15,000)       (118,000)
        Increase (Decrease) in Accounts Payable         397,000         340,000
        Increase (Decrease) in Customer Deposit         337,000          96,000
        Increase (Decrease) in Accrued Expenses          56,000         (12,000)
        Increase (Decrease) in Income Tax Payable       (67,000)       (120,000)

Net Cash Provided by (Used in)
  Operating Activities                               (1,485,000)       (745,000)

Cash Flows From Investing Activities
  Asset Purchase - Shagawa Resort                             -         (53,000)
  Proceeds From Sale of Property & Equipment              1,000          10,000
  Purchase of Property & Equipment                     (155,000)       (613,000)

Net Cash Provided by (used in) Investing
  Activities                                           (154,000)       (656,000)

Cash Flows From Financing Activities
  Net Borrowings (Payments) on Revolving Credit
    Agreements & Other Short-Term Financing             435,000               -
  Principal Payments on Long-Term Borrowings
    Including Shagawa Resort, Inc.                      (69,000)       (110,000)
  Proceeds From Long-Term Borrowings                          -       1,069,000

Net Cash Provided by (Used in) Financing
  Activities                                            366,000         959,000

Increase (Decrease) in Cash and Equivalents          (1,273,000)       (442,000)

Cash and Equivalents
  Beginning                                           1,330,000         554,000
  Ending                                                 57,000         112,000

Supplemental Disclosures of Cash Flow
  Information
    Cash Payments for:
      Income Taxes                                 $      1,000    $      3,000
      Interest                                     $    139,000    $    104,000

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 27, 1997, and the results of operations and cash flows for the six months ended June 30, 1998 and June 30, 1997.


Note 2.     INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels at its manufacturing facility. Cost of sales values are determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine accuracy of reported inventory values. A physical inventory was taken during the second quarter of 1998 and the results are reflected in the cost of sales and inventory levels reported. Shagawa Resort, Inc. conducts a physical inventory at each month-end.

The Breakdown of Inventories is as follows:

                                                       6/30/98         6/30/97
                                                  ------------    ------------
Finished Goods                                   $   2,214,000   $   1,551,000
Work In Process                                        190,000         162,000
Raw Materials                                          996,000         831,000
Shagawa Resort, Inc.                                    32,000          25,000

  Total Inventories                              $   3,432,000   $   2,569,000

Note 3.     BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of June 30, 1998, and June 30, 1997, the Company's backlog of committed orders was approxi-mately $6,907,000 and $5,710,000, respectively. As of December 27, 1997, the Company's backlog of orders was $2,285,000. The higher 1998 order backlog continues to reflect the favorable home mortgage rates and the results of several marketing programs providing the customer with order incentives during the traditional slower winter months. Approximately two-thirds of the winter promotional unit orders have been delivered and set by the end of June 1998. The remaining units are anticipated to be delivered and set during the third quarter of 1998. Promotional discounts on these unit orders adversely impact the gross margin at time of set. In contrast, the Company realized additional benefits from increased plant utilization and more favorable overhead and labor absorption during the production process.

The June 30, 1998, backlog of orders includes an order for 20 multi-family housing units associated with a Native American community in Minnesota. The Company anticipates that the entire project will be produced and delivered during the third quarter of 1998. The Company also received an order from a Native American community in South Dakota for 10 single-family homes. This project, valued at approximately $450,000, is expected to be delivered during the fourth quarter of 1998. In addition to the winter promotional programs, the Company also completed the construction of 28 inventory units which were available to the builder / dealer network for immediate sale. As of June 30, 1998, 12 inventory units remain available for sale and were excluded from the referenced order backlog value.


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


Note 5.     PREPAID EXPENSES

                                                        6/30/98        6/30/97
                                                   ------------   ------------
Advertising                                       $       3,000  $       4,000
Insurance                                                89,000        102,000
Equipment/Supplies Inventory-Shagawa Resort, Inc.        12,000         23,000
Other                                                    12,000         11,000

                                                  $     116,000  $     140,000


Note 6.     PROPERTY AND EQUIPMENT

                                                        6/30/98         6/30/97
                                                   ------------    ------------
Dynamic Homes, Inc.
  Land and Improvements                            $    220,000    $    165,000
  Buildings                                           1,401,000         971,000
  Machinery and Equipment                             1,868,000       1,601,000
  Construction in Progress                               88,000         605,000
Shagawa Resort, Inc.
  Land and Improvements                                 343,000         329,000
  Buildings                                           2,116,000       2,098,000
  Machinery and Equipment                               695,000         666,000
  Construction in Progress                                    -               -

                                                      6,731,000       6,435,000

Less: Accumulated Depreciation-Dynamic Homes, Inc.   (1,860,000)     (1,638,000)
      Accumulated Depreciation-Shagawa Resort, Inc.    (312,000)       (152,000)

                                                   $  4,559,000    $ 4,645,000


Note 7.     LONG-TERM DEBT

                                                       6/30/98         6/30/97
                                                  ------------    ------------
Long-term debt (net of current maturities)
  consists of:
  - Detroit Lakes - Plant Expansion              $     860,000   $     931,000
  - M & I Leasing - Capitalized Crane/Trailers         207,000         249,000
  - Term Mortgage Agreement covering Shagawa
      Resort Project (Note 9)                        1,761,000       1,799,000
  - Other Notes and Contracts Payable                   47,000               -

                                                 $   2,875,000   $   2,979,000


Note 8.     OTHER ASSETS - NET

                                                       6/30/98         6/30/97
                                                  ------------    ------------
Dynamic Homes, Inc.
  - Prepaid Debt Expense                         $      19,000   $      22,000
  - Deposits                                             6,000           6,000
Shagawa Resort, Inc.
  - Goodwill                                           112,000         118,000
  - Prepaid Advertising                                  4,000           8,000
  - Prepaid Legal / Debt Expense                       179,000         188,000
  - Organization / Start-up                            124,000         155,000
  - Asset Replacement Escrow                            65,000          23,000
  - Other                                                1,000               -

                                                 $     510,000   $     520,000

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

In conjunction with the purchase of Shagawa Resort, Inc., the Company simulta-neously entered into a Management Agreement with Northland Adventures Minnesota, Ltd. to operate and manage the hotel / resort from the opening date (May 1, 1996) until December 15, 1997. The Management Agreement required the Managing Agent to pay minimum monthly payments of $22,100 to the Company, plus a percentage of room and food / beverage receipts when these amounts exceed the minimum rentals on an annual basis. During the duration of the agreement, the Managing Agent absorbs or retains any operating profit or loss generated by the operation of the facility. During fiscal 1996, the Managing Agent met its minimum monthly payment obligations. On March 17, 1997, the Company and Northland Adventures Minnesota, Ltd. collectively reached an Asset Purchase Agreement whereby the Company purchased substantially all assets of the Business. All prior agreements pertaining to the management of the hotel / resort facility have been terminated. Consequently, effective March 17, 1997, the Company assumed the management obligations and rights associated with the Shagawa Resort, Inc. facility. Operational results for the period March 17 - 31, 1997, were not recognized during the first quarter of 1997, but were included in the second quarter results for 1997.



MANAGEMENT'S DISCUSSION & ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Three Months Ended June 30, 1998 and 1997

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.).

The Company's revenue from the manufacturing sector for the three months ended June 30, 1998, was $3,581,000, up $1,788,000 from the $1,793,000 recorded during the same period last year. Single-family revenues increased from $1,541,000 for 1997 to $3,226,000 during 1998. As a result of higher unit revenue activities, transportation and other (retail) revenues also increased by $90,000 from $193,000 for 1997 to $283,000 during 1998. Multi-family /
commercial activities were minimal during each of the periods with unit revenues of $72,000 and $59,000 for 1998 and 1997, respectively. The increase in revenues during the second quarter of 1998 reflects the Company's higher order backlog at the end of the first quarter and the immediate availability of winter production related inventory units (reference Note 3).

Revenues for Shagawa Resort, Inc. during the second quarter of 1998 totaled $495,000 as compared with $503,000 for 1997. On March 17, 1997, the Company assumed operational responsibilities for Shagawa Resort, Inc. dba: Holiday Inn Sunspree Resort (reference Note 9). During 1997, the second quarter results also included the revenues for the period March 17 - 31. Due to the location and seasonal nature of the resort industry, revenues are again following the anticipated cycle of gaining strength during the latter stages of the second quarter, reaching maximum strength during the third quarter and softening during the fall and winter time periods.


COST OF SALES:

Dynamic Homes' gross profit (including transportation revenue and expense but excluding Shagawa Resort, Inc.) was $677,000 for the second quarter of 1998 versus $250,000 for 1997. The gross profit percentage for 1998 improved from
13.9 percent for 1997 to 18.9 percent for 1998. When transportation revenue and expense plus Shagawa Resort, Inc. are excluded, the gross profit on product changes from 18.3 percent for 1997 to 20.9 percent for 1998. Even though the 1998 gross margin was negatively affected by winter promotional and model dis-counts, higher plant production levels contributed to increased plant utiliza-tion which resulted in more favorable labor and overhead absorption rates. The manufacturing plant produced an additional 22 units during the second quarter of 1998 when compared with 1997. Material acquisition costs were relatively stable throughout each of the time periods.

Shagawa Resort recorded a gross profit of $202,000 or 40.8 percent on revenues of $495,000 for the second quarter of 1998. During the second quarter of 1997, Shagawa Resort recorded a gross profit of $187,000 or 37.2 percent on operating revenues of $503,000.


OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include transportation, marketing and administration increased by $126,000 over the 1997 level. Due to the in-creased volume related to delivery and setting activity, 1998 transportation expenses increased by $54,000. Marketing related expenses during 1998 in-creased by $45,000, primarily related to builder / dealer volume related incen-tives and the absence of the commercial sales position during the second quarter of 1997. Administrative expenses for 1998 increased by $27,000 due to increased costs for stockholder related activities and staff compensation adjustments.

Shagawa Resort, Inc. incurred operating expenses of $228,000 during 1998 as compared with $251,000 for 1997. The second quarter operating expenses for 1997 also included the March 17 - 31 operating period (reference Note 9).


OPERATING INCOME (LOSS):

The operating cycle for the second quarter of 1998 resulted in a consolidated operating income of $304,000. During the same period of 1997, the Company reported a consolidated operating loss of $89,000. Dynamic Homes, Inc. record-ed an operating income of $330,000 for the second quarter of 1998 as compared with an operating loss of $25,000 during 1997. Shagawa Resort incurred opera-ting losses of $26,000 and $64,000 for 1998 and 1997, respectively. The im-proved operating results primarily reflect the higher revenue and production levels attained by the Dynamic Homes' manufacturing facility.


NET NON - OPERATING INCOME / EXPENSE:

Consolidated net non-operating expense for the second quarter of 1998 was $61,000 and similar to the $63,000 reported for the 1997 period. Interest related expense increased by $14,000 during 1998. Interest expense associated with the financing of the Shagawa Resort property generated $38,000 of interest related expense, while Dynamic Homes, Inc. incurred interest expenses of $37,000 primarily associated with the capital lease financing of transportation equipment, a long-term financing package supporting the expansion of the Detroit Lakes, MN manufacturing facility and borrowings under the Company's line of credit. Other income and expense for each of the periods was insignificant.


FEDERAL AND STATE INCOME TAXES:

During the second quarter of 1998, the Company realized a consolidated income before taxes of $243,000 and recorded an estimated income tax provision of $97,000. In contrast, due to the consolidated loss of $152,000 incurred during 1997, the Company recorded a tax benefit of $61,000. Income tax obligations and benefits are estimated at the normal statutory rate.


NET INCOME (LOSS):

The consolidated net income for the second quarter of 1998 was $146,000 as compared with a net loss of $91,000 for 1997. Both basic and diluted earnings per common share outstanding for 1998 resulted in a positive $0.07 per share, an improvement of $0.11 per share over the $0.04 per share loss reported for the same period of 1997. The ownership and operation of the Shagawa Resort property reduced the Company's basic net earnings by $0.02 per common share during 1998 and $0.03 per common share during 1997.



Results of Operations
Six Months Ended June 30, 1998 and 1997

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and hospitality sector (Shagawa Resort, Inc.).

The Company's revenue generated from the manufacturing sector for the six-month period ending June 30, 1998, was $4,295,000; an increase of $810,000 or 23 percent from the $3,485,000 realized in 1997. Single-family housing revenues increased by $1,018,000 from $2,843,000 in 1997 to $3,861,000 for 1998. How-
ever, the stronger single-family activity in 1998 was partially offset by a reduction of $226,000 in multi-family / commercial revenues. Transportation and other (retail) revenues for 1998 increased $18,000 from $344,000 in 1997 to $362,000.

Based on the Company's order backlog on June 30, 1998 (reference Note 3), the Company anticipates the third quarter to be a strong period. Production and delivery on 20 multi-family housing units for a Native American community in northern Minnesota is underway. Valued at nearly $800,000, this project is scheduled for completion during the third quarter of 1998. In addition, the Company has also received an order from a Native American community in South Dakota for 10 single-family units. This project is anticipated to be completed during the fourth quarter of 1998.

Revenues associated with the ownership and operation of the Shagawa Resort totaled $839,000 for the first half of 1998. During the first half of 1997, Shagawa Resort contributed revenues of $559,000. Dynamic Homes, Inc. assumed operational responsibilities for the resort facility on March 17, 1997 (reference Note 9). Operational and lease revenues for the first half of 1997 were $503,000 and $56,000, respectively. The Company anticipates that the Shagawa Resort facility should be profitable during the upcoming quarter as the resort benefits from the seasonally strong summer vacation months. However, as summer passes, revenues are expected to decline with the onset of the fall and winter months.




COST OF SALES:

The Company's gross profit (including transportation revenue and expense but excluding Shagawa Resort, Inc.) was $723,000 for 1998 versus $419,000 for 1997. Gross profit percentage for 1998 is 16.8 percent compared with 12.0 percent for 1997. When transportation revenue and expense plus Shagawa Resort are excluded, the gross profit on product changes to 21.2 percent and 17.3 percent, respectively. Even though the gross margin percentage was negatively affected by several model and winter promotional discount programs, the additional in-crease in new orders allowed the manufacturing facility to operate at an accelerated production level. During the first six months of 1998, production is approximately 40 percent higher than during the first six months of 1997. The improved plant utilization benefited the Company's gross margin through more favorable production variances. Overall material acquisition costs re-mained relatively stable for both six-month periods.

Shagawa Resort recorded a gross profit of $307,000 for the six-month period ending June 30, 1998. Prior year gross profit for the period was $243,000 and includes both operational and lease activities (reference Note 9). Due to the leasing arrangement in affect during the first quarter of 1997, no cost of sales was required.


OPERATING EXPENSES:

Operating expenses associated with the manufacturing facility, which includes transportation, marketing and administration, increased by $112,000 from $882,000 in 1997 to $994,000 in 1998. Volume-related transportation expenses increased by $20,000 from $334,000 during 1997 to $354,000 for 1998.
Marketing expenses increased from $164,000 in 1997 to $229,000 for 1998. The increase of $65,000 is attributed to the addition of a commercial sales position at mid-year, 1997, builder / dealer volume incentive programs and Company related model home expenses. Administration related expenses increased by $27,000 from $384,000 during 1997 to $411,000 for 1998. The majority of the expense increase occurred during the second quarter of 1998 and relates to staff compensation adjustments and stockholder activities.

Shagawa Resort incurred operational and ownership expenses of $449,000 for the 1998 period and $307,000 during the corresponding period of 1997. However, during the first quarter of 1997, Shagawa Resort operated under a management agreement and subsequently incurred only depreciation and amortization related expenses of $56,000 associated with the ownership of the property.


OPERATING INCOME (LOSS):

The operating cycle for the first six months of 1998 resulted in a consolidated operating loss of $59,000. During the same period of 1997, the Company reported a consolidated operating loss of $193,000. During 1998, the manufac-turing facility realized operating income of $83,000 while Shagawa Resort incurred an operating loss of $142,000. Dynamic Homes and Shagawa Resort both reported 1997 operating losses of $129,000 and $64,000, respectively. The im-proved operating income for Dynamic Homes reflects the larger revenue and production levels attained during the first half of 1998 and in particular during the second quarter. The additional operating loss sustained by Shagawa Resort during 1998 reflects the March 17, 1997, change to the operational status of the facility.


NET NON-OPERATING INCOME / EXPENSE:

Consolidated net non-operating expenses for 1998 were $106,000 or very similar to the $101,000 reported for the 1997 period. Interest related expense in-creased by $41,000 from $102,000 in 1997 to $143,000 in 1998, while non-
operating income increased by $36,000. Interest costs associated with the long-term financing of Shagawa Resort increased by $4,000 from $70,000 in 1997 to $74,000 in 1998. Dynamic Homes incurred interest expenses of $69,000 during the first half of 1998 which is an increase of $36,000 over 1997. Interest expense associated with long-term financing packages increased by $27,000. The increase relates to the financing of the Detroit Lakes plant expansion project which was finalized during the second quarter of 1997. Interest expense on borrowings under the Company's line of credit increased by $9,000. Non-operating income for 1998 consists of investment income realized on the Com-pany's first quarter cash and cash equivalents position and several insurance related dividends and refunds.


FEDERAL AND STATE INCOME TAXES:

Due to the consolidated loss experienced during the first six months of both periods, the Company recognized a combined tax benefit of $66,000 for 1998 and $118,000 for 1997. Income tax benefits and obligations are estimated at the normal statutory rate.


NET INCOME (LOSS):

The consolidated net loss for the 1998 period was $99,000 as compared to a consolidated net loss of $176,000 during 1997. Both basic and diluted earnings per common share outstanding for 1998 resulted in a negative $0.04 per share. Basic and diluted earnings per common share outstanding for 1997 were a nega-tive $0.08 and $0.07, respectively. During the first half of 1998, the owner-ship and operation of the Shagawa Resort property impacted the Company's net loss by approximately $0.06 per share. During the Company's abbreviated opera-ting cycle for 1997, Shagawa Resort impacted the Company's net loss by approxi-mately $0.04 per share. Dynamic Homes' manufacturing facility reported net earnings of $0.01 per share for the first half of 1998 or an improvement of $0.05 per share over the net loss of $0.04 per share reported during 1997.


Financial Condition
As of June 30, 1998

The Company's consolidated working capital at June 30, 1998, was a positive $2,519,000 as compared to positive working capital positions of $2,074,000 at June 30, 1997, and $2,630,000 at 1997 year-end. The current ratio for June 30, 1998, was 2.1 to 1.0 as compared to 3.4 to 1.0 at December 27, 1997, and 2.4 to 1.0 at June 30, 1997.

During the first two quarters of 1998, cash outflows were required for the build-up of inventory (finished goods), renewal of the Company's insurance package, acquisition of transportation and computer equipment, build-up of customer receivables, pay down on long-term debt, and for support of the Com-pany's daily operations. Cash flows to support the referenced activities were primarily provided by utilizing the Company's year-end cash and cash equiva-lents position, customer deposits, non-cash related depreciation and amortiza-tion, supplier payment terms and borrowings under the Company's credit line.

Long-term debt and capital leases, net of current maturities, decreased from $2,952,000 at year-end 1997 to $2,875,000 at June 30, 1998. On June 30, 1997,
long-term debt and capital leases, net of current maturities was $2,979,000. Long-term debt consists primarily of a long-term mortgage loan, which is secured by substantially all assets of Shagawa Resort, Inc., with a partial guarantee of the Small Business Administration, two capitalized lease obliga-tions secured by transportation equipment, a restructured long-term financing arrangement secured by a real estate mortgage related to the 1997 Detroit
Lakes plant expansion and a contract for deed covering the purchase of adjacent land and warehouse. On April 1, 1997, the Company retired all outstanding debt associated with the Industrial Revenue Bonds which initially financed a major portion of the property and equipment for the Company's manufacturing facility. The debt retirement was required to provide collateral for a restructured long-term financing arrangement. The new financing package is a composite of three financing sources which provided the manufacturing facility with $1,000,000 of proceeds. The loan package was used for financing the plant expansion, includ-ing equipment and working capital for additional inventory requirements. Debt retirement associated with the plant expansion and transportation equipment varies in maturity from five to fifteen years, dependent on the funding source (reference Note 7).

The consolidated ratio of long-term debt to stockholders' equity changed from
 .70 to 1.0 at June 30, 1997, to .62 to 1.0 at both December 27, 1997, and June 30, 1998. Due to the consolidated net loss incurred during the first two quarters of 1998, stockholders' equity, net of treasury stock, decreased from $4,732,000 at December 27, 1997, to $4,633,000 at June 30, 1998. Stockholders'
equity on June 30, 1997, was $4,226,000.

Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On May 4, 1998, the Company renewed its credit line for a period of two years, subject to annual review, and with-out any compensating balance requirements. The renewed credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of June 30, 1998, the Company had $435,000 outstanding under the existing credit line.

Shagawa Resort, Inc. does not have any operating line of credit available. Consequently, Shagawa Resort, Inc. is dependent on Dynamic Homes, Inc. (parent) as its source of additional funds. Periodically, Dynamic Homes, Inc. is required to advance funds, during the slower winter months, to support the resort's ongoing operations. However, during the stronger summer months, the resort generates adequate levels of funds to support its operational require-ments and periodically reduces some of these outstanding advances until the traditional fall slowdown of the tourist season, when Shagawa Resort's opera-tional needs may again require the advancement of funds.

The Company continues to market Shagawa Resort, Inc. to prospective buyers with the ultimate goal of transacting a sale in the short-term future. Although no agreements have been finalized at this time, future opportunities may surface which deem it to be in the Company's best interest to divest of the property. Transactions of this type potentially could materially affect the Company's short-term operating results and capital resources. However, management anti-cipates that the normal operating cycle will generate sufficient cash, in con-junction with short-term borrowings on its existing credit line and supple-mented by long-term financing and capital leases to provide adequate funds to support the Company's operations and scheduled capital requirements during the remainder of 1998.

Statements regarding the Company's operations, performance and financial con-dition are subject to certain risks and uncertainties. These risks and uncer-tainties include but are not limited to: rising mortgage interest rates and / or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family / commercial sales. Likewise, future escalating and volatile material costs and unfavorable weather condi-tions could also affect the Company's profit levels.




PART II.


Items 1, 2, 3, 5 and 6 are omitted as each is either not applicable or the answer to the item is negative.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The annual meeting of shareholders of Dynamic Homes, Inc. was duly called and held on June 29, 1998.

A. The meeting involved the election of Directors.  Those elected were
     D. Raymond Madison, Clyde R. Lund Jr., Israel Mirviss, Ronald L. Gustafson, Peter K. Pichetti, and Glenn R. Anderson. There are no other members of the Board of Directors.

B. The meeting involved ratification of the appointment of Eide Bailly, L.L.P. as independent public accountants for Dynamic Homes, Inc. for the fiscal year ending December 26, 1998. The appointment was ratified.

Item 7.     EXHIBITS AND REPORTS ON FORM 8-K:

On May 12, 1998, Form 8-K was filed regarding a business combination and name change in registrant's certifying public accountant.


SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 12, 1998

Dynamic Homes, Inc.
(Registrant)

ELDON MATZ
Controller