Form 10-Q
period 1998-09-30
DYNAMIC HOMES INC
filed 1998-11-13
CIK 225278

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarter Year Ended          September 30, 1998
                           ---------------------------

Commission File Number                      0-8585
                           ---------------------------

                               Dynamic Homes, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Minnesota                                        41-0960127
--------------------------------------------------------------------------------
(State of Other Jurisdiction of Incorporation                   (IRS Employer
             of Organization)                                Identification No.)



                  525 Roosevelt Avenue, Detroit Lakes, MN 56501
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (218) 847-2611
                                 --------------
               (Registrant's Telephone Number Including Area Code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           YES  [X]           NO [ ]

As of September 30, 1998, 2,240,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a plan to repurchase up to 100,000 shares of its outstanding common stock. As of September 30, 1998, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available unexercised options have been excluded from the common shares outstanding.

                                     PART I.

 Item 1. Financial Statements
                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                             Three Months
                                                                             ------------
                                                         Dynamic        Shagawa
                                                       Homes, Inc.    Resort, Inc.   Consolidated      9/30/97
                                                       -----------    ------------   ------------      -------
 Revenues
     Single-Family                                     $ 3,109,000    $      --      $ 3,109,000    $ 3,750,000
     Multi-Family / Commercial                             864,000           --          864,000        124,000
     Other                                                 121,000           --          121,000        113,000
     Transportation                                        260,000           --          260,000        214,000
     Shagawa Resort, Inc.                                     --          762,000        762,000        728,000
                                                       -----------    -----------    -----------    -----------
          Total Revenue - Net                            4,354,000        762,000      5,116,000      4,929,000

Cost of Sales
     Materials                                           2,255,000        348,000      2,603,000      2,559,000
     Labor                                                 383,000           --          383,000        355,000
     Overhead                                              466,000           --          466,000        405,000
     Transportation                                        267,000           --          267,000        214,000
                                                       -----------    -----------    -----------    -----------
          Total Cost of Sales                            3,371,000        348,000      3,719,000      3,533,000

     Gross Profit                                          983,000        414,000      1,397,000      1,396,000

Operating Expenses
     Marketing                                             129,000         29,000        158,000        173,000
     Administration                                        215,000        223,000        438,000        418,000
     Other                                                  32,000           --           32,000         17,000
                                                       -----------    -----------    -----------    -----------
          Total Operating Expenses                         376,000        252,000        628,000        608,000

Operating Income (Loss)                                    607,000        162,000        769,000        788,000

Other (Income) Expense
     Interest Expense                                       32,000         36,000         68,000         64,000
     Other, Net                                            (14,000)        (1,000)       (15,000)          --
                                                       -----------    -----------    -----------    -----------
          Total Other (Income) Expense                      18,000         35,000         53,000         64,000

Income (Loss) Before Taxes                                 589,000        127,000        716,000        724,000

Income Tax (Provision) Benefit                            (236,000)       (51,000)      (287,000)      (290,000)
                                                       -----------    -----------    -----------    -----------

Net Income (Loss)                                      $   353,000    $    76,000    $   429,000    $   434,000
                                                       ===========    ===========    ===========    ===========

Primary Earnings (Loss) Per Common Share               $      0.16    $      0.03    $      0.19    $      0.19
                                                       ===========    ===========    ===========    ===========
Fully Diluted Earnings (Loss) Per
Common Share                                           $      0.16    $      0.03    $      0.19    $      0.19
                                                       ===========    ===========    ===========    ===========
Weighted Primary Average Number of
Shares Outstanding                                       2,240,900      2,240,900      2,240,900      2,240,900
                                                       ===========    ===========    ===========    ===========
Weighted Fully Diluted  Average Number of
Shares Outstanding                                       2,240,900      2,240,900      2,240,900      2,241,700
                                                       ===========    ===========    ===========    ===========
Dividends per Common Share                                None           None           None           None
                                                       ===========    ===========    ===========    ===========

 See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                                 Nine Months
                                                                                 -----------
                                                           Dynamic        Shagawa
                                                         Homes, Inc.    Resort, Inc.    Consolidated      9/30/97
                                                         -----------    ------------    ------------      -------
Revenues
     Single-Family                                     $  6,970,000    $       --      $  6,970,000    $  6,593,000
     Multi-Family / Commercial                              936,000            --           936,000         422,000
     Other                                                  274,000            --           274,000         276,000
     Transportation                                         469,000            --           469,000         395,000
     Shagawa Resort, Inc.                                      --         1,601,000       1,601,000       1,287,000
                                                       ------------    ------------    ------------    ------------
          Total Revenue - Net                             8,649,000       1,601,000      10,250,000       8,973,000

Cost of Sales
     Materials                                            4,615,000         880,000       5,495,000       4,761,000
     Labor                                                  769,000            --           769,000         699,000
     Overhead                                               938,000            --           938,000         907,000
     Transportation                                         621,000            --           621,000         548,000
                                                       ------------    ------------    ------------    ------------
          Total Cost of Sales                             6,943,000         880,000       7,823,000       6,915,000

     Gross Profit                                         1,706,000         721,000       2,427,000       2,058,000

Operating Expenses
     Marketing                                              358,000          72,000         430,000         365,000
     Administration                                         626,000         629,000       1,255,000       1,079,000
     Other                                                   32,000            --            32,000          19,000
                                                       ------------    ------------    ------------    ------------
          Total Operating Expenses                        1,016,000         701,000       1,717,000       1,463,000

Operating Income (Loss)                                     690,000          20,000         710,000         595,000

Other (Income) Expense
     Interest Expense                                       101,000         110,000         211,000         167,000
     Other, Net                                             (50,000)         (2,000)        (52,000)         (2,000)
                                                       ------------    ------------    ------------    ------------
          Total Other (Income) Expense                       51,000         108,000         159,000         165,000

Income (Loss) Before Taxes                                  639,000         (88,000)        551,000         430,000

Income Tax (Provision) Benefit                             (256,000)         35,000        (221,000)       (172,000)
                                                       ------------    ------------    ------------    ------------

Net Income (Loss)                                      $    383,000    $    (53,000)   $    330,000    $    258,000
                                                       ============    ============    ============    ============

Primary Earnings (Loss) Per Common Share               $       0.17    $      (0.02)   $       0.15    $       0.12
                                                       ============    ============    ============    ============
Fully Diluted Earnings (Loss) Per
Common Share                                           $       0.17    $      (0.02)   $       0.15    $       0.12
                                                       ============    ============    ============    ============
Weighted Primary Average Number of
Shares Outstanding                                        2,240,900       2,240,900       2,240,900       2,240,900
                                                       ============    ============    ============    ============
Weighted Fully Diluted  Average Number of
Shares Outstanding                                        2,240,900       2,240,900       2,240,900       2,241,700
                                                       ============    ============    ============    ============
Dividends per Common Share                                 None            None            None            None
                                                       ============    ============    ============    ============

 See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 27, 1997
                                   (Unaudited)


                                                     Dynamic        Shagawa
                                                  Homes, Inc.    Resort, Inc.   Eliminations  Consolidated      12/27/97
                                                  -----------    ------------   ------------  ------------      --------
ASSETS
Current Assets:
     Cash & cash equivalents                      $   488,000    $    72,000    $      --      $   560,000    $ 1,330,000
     Accounts receivable, less allowance
          for doubtful accounts, pledged            1,027,000         16,000           --        1,043,000        784,000
     Inventories pledged (Note 2)                   2,904,000         31,000           --        2,935,000      1,488,000
     Prepaid expenses (Note 5)                         75,000         16,000           --           91,000         47,000
     Deferred income taxes (Note 4)                    99,000           --             --           99,000         99,000
                                                  -----------    -----------    -----------    -----------    -----------
          Total Current Assets                      4,593,000        135,000           --        4,728,000      3,748,000
Other Assets:
     Investment - Affiliates                        1,614,000           --       (1,614,000)          --             --
     Other assets (Note 8)                             32,000        499,000           --          531,000        530,000
                                                  -----------    -----------    -----------    -----------    -----------
          Total Other Assets                        1,646,000        499,000     (1,614,000)       531,000        530,000
Property, Plant, & Equipment, at:
     Cost - pledged in part (Note 6)                3,765,000      3,160,000           --        6,925,000      6,588,000
     Less - accumulated depreciation               (1,890,000)      (353,000)          --       (2,243,000)    (1,984,000)
                                                  -----------    -----------    -----------    -----------    -----------
          Net Property, Plant & Equipment           1,875,000      2,807,000           --        4,682,000      4,604,000
                                                  -----------    -----------    -----------    -----------    -----------
     Total Assets                                 $ 8,114,000    $ 3,441,000    $(1,614,000)   $ 9,941,000    $ 8,882,000
                                                  ===========    ===========    ===========    ===========    ===========

LIABILITIES
Current Liabilities:
     Payables - Affiliates                        $      --      $ 1,120,000    $(1,120,000)   $      --      $      --
     Notes payable                                       --             --             --             --             --
     Current portion - long-tern debt                 152,000         40,000           --          192,000        154,000
     Accounts payable                                 448,000         42,000           --          490,000        261,000
     Customer deposits                                348,000           --             --          348,000        177,000
     Accrued expenses
          Salaries, Wages and vacations               251,000         22,000           --          273,000        221,000
          Taxes, other than income                    106,000         55,000           --          161,000         96,000
          Warranty                                     69,000           --             --           69,000         74,000
          Other                                       119,000          5,000           --          124,000        135,000
          Income taxes                                272,000        (35,000)          --          237,000           --
                                                  -----------    -----------    -----------    -----------    -----------
               Total Current Liabilities            1,765,000      1,249,000     (1,120,000)     1,894,000      1,118,000
Long-Term Debt: (Note 7)
     Less current portion included above            1,154,000      1,750,000           --        2,904,000      2,952,000
                                                  -----------    -----------    -----------    -----------    -----------
Deferred Income Taxes (Note 4)                         80,000           --             --           80,000         80,000
                                                  -----------    -----------    -----------    -----------    -----------
     Total Liabilities                              2,999,000      2,999,000     (1,120,000)     4,878,000      4,150,000

STOCKHOLDERS' EQUITY
Investment - Parent                                      --          706,000       (706,000)          --             --
Common Stock, par value, $.10 per share
     Authorized, 5,000,000 shares; issued
     and outstanding, 2,284,000 in 1998
     and 1997                                         228,000           --             --          228,000        228,000
Paid-in capital in excess of par                      147,000           --             --          147,000        147,000
Retained earnings                                   4,884,000       (264,000)       212,000      4,832,000      4,501,000
Less Treasury stock - (43,080) shares                (144,000)          --             --         (144,000)      (144,000)
                                                  -----------    -----------    -----------    -----------    -----------
          Total Stockholders' Equity                5,115,000        442,000       (494,000)     5,063,000      4,732,000
                                                  -----------    -----------    -----------    -----------    -----------
     Total Liabilities & Stockholders' Equity     $ 8,114,000    $ 3,441,000    $(1,614,000)   $ 9,941,000    $ 8,882,000
                                                  ===========    ===========    ===========    ===========    ===========

See notes to consolidated financial statements

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                    09/30/98        09/30/97
                                                                    --------        --------
Cash Flows From Operating Activities
     Net Income (Loss)                                            $   330,000    $   258,000
     Adjust to Reconcile Net Income or Loss
          Provided by (Used In) Operating Activities:
               Depreciation / Amortization                            356,000        316,000
               Provision for Doubtful Accounts                         10,000          4,000
               (Gain) Loss on Sales of Property & Equipment              --            9,000
               Change in Assets & Liabilities:
                    (Increase) Decrease in Receivables               (269,000)      (283,000)
                    (Increase) Decrease in Inventories             (1,447,000)      (621,000)
                    (Increase) Decrease in Prepaid Expenses           (44,000)       (70,000)
                    (Increase) Decrease in Deferred Income Tax           --             --
                    (Increase) Decrease in Other Assets               (49,000)      (126,000)
                     Increase (Decrease) in Accounts Payable          229,000        444,000
                     Increase (Decrease) in Customer Deposits         171,000        (31,000)
                     Increase (Decrease) in Accrued Expenses          101,000         87,000
                     Increase (Decrease) in Income Tax Payable        237,000        178,000
                                                                  -----------    -----------

Net Cash Provided by (Used in) Operating Activities                  (375,000)       165,000

Cash Flows From Investing Activities
     Asset Purchase - Shagawa Resort                                     --          (53,000)
     Proceeds From Sale of Property & Equipment                         2,000         13,000
     Purchase of Property & Equipment                                (390,000)      (662,000)
                                                                  -----------    -----------

Net Cash Provided by (Used in) Investing Activities                  (388,000)      (702,000)

Cash Flows From Financing Activities
     Net Borrowings (Payments) on Revolving Credit Agreements
          And Other Short-Term Financing                                 --             --
     Principal Payments on Long-Term Borrowings Including
          Shagawa Resort                                             (125,000)      (170,000)
     Proceeds From Long-Term Borrowings / Leases                      118,000      1,069,000
                                                                  -----------    -----------

Net Cash Provided (Used in) Financing Activities                       (7,000)       899,000

Increase (Decrease) in Cash and Equivalents                       $  (770,000)   $   362,000
                                                                  ===========    ===========

Cash and Equivalents
     Beginning                                                    $ 1,330,000    $   554,000
     Ending                                                       $   560,000    $   916,000

Supplemental Disclosures of Cash Flow Information
     Cash Payments for:
          Income Taxes                                            $     5,000    $     3,000
          Interest                                                $   212,000    $   168,000

 See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and December 27, 1997 and the results of operations and cash flows for the nine months ended September 30, 1998 and September 30, 1997.

Note 2.  INVENTORIES

During interim accounting periods, the Company used the standard cost method of determining cost of sales and inventory levels at its manufacturing facility. Cost of sales value is determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the third quarter of 1998. Shagawa Resort, Inc. conducts a physical inventory at each month-end.

The breakdown of inventories is as follows:

                                                   9/30/98            9/30/97
                                            ---------------    ---------------
        Finished Goods (Note 3)                $ 1,798,000        $ 1,060,000
        Work In Process                            183,000            193,000
        Raw Materials                              923,000            931,000
        Shagawa Resort, Inc.                        31,000             32,000
                                            ---------------    ---------------
             Total Inventories                 $ 2,935,000        $ 2,216,000
                                            ===============    ===============


Note 3.  BACKLOG OF ORDERS

The Company's order backlog consists of completed unit orders awaiting delivery, current production and orders scheduled for future production and delivery. As of September 30, 1998 and September 30, 1997, the Company's backlog of open orders was approximately $4,203,000 and $4,407,000 respectively. As of December 27, 1997, the Company's backlog of open orders was $2,285,000. The September 30, 1998 backlog consists of 46 completed single-family orders and nine completed inventory or spec units. The September 30, 1997 backlog consisted of 24 completed single-family orders and seven inventory or spec units. Completed but unsold inventory or spec units are excluded from each of the referenced backlog values. Approximately 40% of the September 30, 1998 finished goods inventory relates to a single customer. The customer remains committed to the unit orders but has significantly slowed the unit delivery and setting schedule. Consequently, a number of the finished units will be pushed into the 1999 revenue cycle. Likewise, seasonal weather conditions and dealer site preparations may also curtail the Company's ability to meet anticipated delivery and setting schedules during the fourth quarter of 1998.

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

Note 5.  PREPAID EXPENSES

                                                   9/30/98            9/30/97
                                            ---------------    ---------------
Advertising                                      $   9,000           $ 14,000
Insurance                                           54,000             63,000
Equipment,  Supplies  Inventory  - Shagawa          16,000             14,000
  Resort, Inc.
Other                                               12,000              8,000
                                            ---------------    ---------------
                                                  $ 91,000           $ 99,000
                                            ===============    ===============

Note 6.  PROPERTY AND EQUIPMENT

                                                   9/30/98            9/30/97
                                            ---------------    ---------------
Dynamic Homes, Inc.
     Land and Improvements                    $    220,000       $    191,000
     Buildings                                   1,401,000            991,000
     Machinery and Equipment                     2,020,000          1,749,000
     Construction in Process                       124,000            428,000
Shagawa Resort, Inc.
     Land and Improvements                         343,000            341,000
     Buildings                                   2,116,000          2,098,000
     Machinery and Equipment                       701,000            667,000
     Construction in Process                             -                  -
                                            ---------------    ---------------
                                                 6,925,000          6,465,000
Less:  Accumulated  Depreciation - Dynamic
         Homes, Inc.                            (1,890,000)        (1,679,000)
       Accumulated Depreciation -
         Shagawa Resort, Inc.                     (353,000)          (192,000)
                                            ---------------    ---------------
                                               $ 4,682,000        $ 4,594,000
                                            ===============    ===============

Note 7.  LONG-TERM DEBT

                                                   9/30/98            9/30/97
                                            ---------------    ---------------
Long-term debt (net of current maturity)
  consists of:
Detroit Lakes - Plant Expansion                $   804,000          $ 910,000
Leasing - Capitalized  Cranes, Forklifts,
  & Trailers                                       304,000            239,000
Term Mortgage Agreement covering Shagawa
  Resort Project (Note 9)                        1,750,000          1,788,000
Other Notes and Contracts Payable                   46,000                  -
                                            ---------------    ---------------
                                               $ 2,904,000        $ 2,937,000
                                            ===============    ===============

Note 8.  OTHER ASSETS - NET

                                                   9/30/98          9/30/97
                                            ---------------    -------------
Dynamic Homes, Inc.
 - Deferred Maintenance Expense                $     7,000        $       -
 - Prepaid Debt Expense                             18,000           23,000
 - Deposits                                          7,000            6,000
Shagawa Resort, Inc.
 - Goodwill                                        110,000          116,000
 - Prepaid Advertising                               3,000            7,000
 - Prepaid Legal/Debt Expense                      176,000          193,000
 - Organization/Start-up                           114,000          146,000
 - Asset Replacement Escrow                         81,000           32,000
 - Other                                            15,000            5,000
                                            ---------------    -------------
                                                 $ 531,000        $ 528,000
                                            ===============    =============

The Other Assets for Shagawa Resort, Inc. listed above are being amortized on a straight-line basis over the estimated useful lives of the asset as follows:

                        Advertising                 3 years
                        Organization/Start-up       5 years
                        Legal/Debt Expense         20 years
                        Goodwill                   15 years

Note 9.  SHAGAWA RESORT, INC.

On September 7, 1995 Dynamic Homes, Inc. purchased all of the outstanding shares of Shagawa Resort, Inc. the sole owner of a Holiday Inn Sunspree Motel which was under construction and located at 400 North Pioneer Road in Ely, Minnesota. The motel consists of approximately 54,000 square feet of buildings consisting of 61 units and includes lounge, dining, recreational and meeting facilities on approximately 25 acres of land. The purchase price consisted of cash and a construction mortgage assumption to Norwest Bank Minnesota for the financing of the construction costs associated with completing the Shagawa Resort, Inc. hotel and resort facility. The hotel and resort remained under construction until May 1, 1996, when the hotel and resort commenced with normal business operations. During August 1996, the construction mortgage was finalized and converted to a long-term mortgage loan that is secured by the assets of Shagawa Resort, Inc. and a partial guarantee of the Small Business Administration. Monthly installments of principal and interest approximate $16,000 with a blended interest rate of approximately 8 percent (Note 7).

In conjunction with the purchase of Shagawa Resort, Inc. by Dynamic Homes, Inc., Shagawa Resort, Inc. simultaneously entered into a Management Agreement with Northland Adventures Minnesota, Ltd. to operate and manage the hotel and resort from the opening date (May 1, 1996) until December 15, 1997. The Management Agreement required the Managing Agent to pay minimum monthly payments of $22,100 to Shagawa Resort, Inc., plus a percentage of room, food, and beverage receipts when these amounts exceed the minimum rentals on an annual basis. During the term of the agreement, the Managing Agent absorbs or retains any operating profit or loss generated by the operation of the facility. During fiscal 1996, the Managing Agent met its minimum monthly payment obligations. On March 17, 1997, Shagawa Resort, Inc. and Northland Adventures Minnesota, Ltd. collectively reached an Asset Purchase Agreement whereby Shagawa Resort, Inc. purchased substantially all assets of Northland Adventures Minnesota, Ltd. as it related to the operations of the hotel and resort. All prior agreements pertaining to the management of the hotel and resort facility have been terminated. Consequently, effective March 17, 1997, Dynamic Homes, Inc. assumed the management obligations and rights associated with the Shagawa Resort, Inc. facility.









                   (Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                              Results of Operations
                 Three months ended September 30, 1998 and 1997

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.)

The Company's revenue from the manufacturing sector for the three months ended September 30, 1998 was $4,354,000, up $153,000 from the $4,201,000 recorded during the same period last year. Single-family revenues decreased from $3,750,000 for 1997 to $3,109,000 for 1998. Multi-family and commercial activities increased from $124,000 for 1997 to $864,000 during 1998. The majority of the multi-family and commercial revenue is associated with the completion of 20 multi-family housing units for a Native American community located in northern Minnesota. During the fourth quarter of 1998, the Company anticipates the completion of a 10 unit single-family housing project for a Native American community located in South Dakota. Transportation and other (retail) revenue increased by $54,000 from $327,000 for 1997 to $381,000 during 1998.

Unit activity for single-family housing is again showing signs of the traditional seasonal slowdown. In response, the Company has implemented several fall and winter discount programs promoting model homes, consumer rebates and Dealer/Developer discounts.

Revenues associated with Shagawa Resort, Inc. during the third quarter of 1998 totaled $762,000 or an increase of $34,000 over the $728,000 reported during the third quarter of 1997. Due to the location and seasonal nature of the resort business, sales are traditionally soft during the winter and early spring months. The availability of winter related recreational activity significantly affects the revenue base of the resort facility. In contrast, the resort's revenues strengthen considerably during the summer tourist season.

COST OF SALES:

Dynamic Homes, Inc. gross profit (including transportation revenues and expenses) was $983,000 as compared with $1,028,000 for 1997. The gross profit percentage for 1998 is 22.6% versus 24.5% for 1997. When transportation revenue and expense are excluded, the gross profit percentage on product changes to 24.2% and 25.8% respectively. Even though the gross margin percentage was negatively affected by several model and winter promotional discount programs during the third quarter of 1998, the additional increase in new orders allowed the manufacturing facility to operate at an accelerated production level. The benefits realized are addressed in the nine month `Results of Operations'. Overall material acquisition costs remained relatively stable for each of the periods.

Shagawa Resort, Inc. recorded a gross profit of $414,000 or an increase of $46,000 over the $368,000 reported during the third quarter of 1997. The gross profit percentage increased from 50.5% for 1997 to 54.4% for 1998 and is associated with improved daily room rates.

OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include transportation, marketing, and administration increased by $82,000 over the 1997 level of $561,000 to $643,000 for 1998. Both 1998 delivery revenue and expense increased over the corresponding 1997 level. The majority of the delivery expense increase of $53,000 is related to expenses associated with the delivery and setting of the 20 unit multi-family housing project in northern Minnesota. Marketing related expenses for 1998 decreased by $6,000 from $135,000 for 1997 to $129,000 for 1998. Administration and other expenses for the third quarter of 1998 total $247,000 versus $212,000 for 1997. The increase is primarily related to the Company's profit sharing plan and external engineering and design services.

Shagawa Resort, Inc. incurred operating expenses of $252,000 during the third quarter of 1998, as compared to $261,000 for 1997 or a decrease of $9,000.

OPERATING INCOME:

The operating cycle for the third quarter of 1998 resulted in a consolidated operating income of $769,000. During the same period of 1997, the Company reported consolidated operating income of $788,000. Dynamic Homes, Inc. contributed an operating income of $607,000 while Shagawa Resort, Inc. contributed an operating income of $162,000 in 1998. During the third quarter of 1997, Dynamic Homes, Inc. and Shagawa Resort, Inc. reported operating incomes of $681,000 and $107,000 respectively. The decrease in Dynamic Homes, Inc. operating income is primarily associated with a reduced gross margin reflecting the completion of units ordered and set under the prior year's winter promotional programs. The increase in the 1998 operating income for Shagawa Resort, Inc. reflects the benefits associated with an increase in revenue and a reduction in operating expenses.

NET NON-OPERATING INCOME AND EXPENSE:

Consolidated net non-operating expense for the third quarter of 1998 was $53,000 or $11,000 less than the $64,000 reported in 1997. Interest related expense for 1998 increased $4,000 from $64,000 to $68,000. Interest expense associated with the financing of Shagawa Resort, Inc. property generated $36,000 of interest expense for the third quarter of 1998. Dynamic Homes, Inc. incurred $32,000 of interest costs mainly associated with the capital lease financing of transportation and manufacturing equipment and a long-term financing package supporting the 1997 expansion of the manufacturing facility. Other income for 1998 consists of interest income and insurance related refunds.

FEDERAL AND STATE INCOME TAXES:

During the third quarter of both 1998 and 1997, the Company recorded consolidated estimated income taxes provisions of $287,000 and $290,000 respectively. Income tax obligations are estimated at the normal statutory rate.

NET INCOME:

The consolidated net income for the third quarter of 1998 was $429,000 or virtually unchanged from the $434,000 reported during the third quarter of 1997. Both basic and diluted earnings equaled $0.19 per common share for each of the periods. During the third quarter of 1998, the ownership and operation of Shagawa Resort, Inc. benefited the Company's net earnings by approximately $0.03 per share, while the manufacturing facility increased net earnings by approximately $0.16 per share. During the 1997 period, Shagawa Resort, Inc. increased net earnings by approximately $0.02 per share, while the manufacturing facility contributed approximately $0.17 per share. Considerations for unexercised stock options granted in 1996 were recognized as diluted common shares outstanding for each of the periods.

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              Results of Operations
                  Nine Months ended September 30, 1998 and 1997

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and hospitality sector (Shagawa Resort, Inc.)

The Company's revenue generated from the manufacturing sector for the nine-month period ending September 30, 1998 was $8,649,000 or an increase of $963,000 over the $7,686,000 reported for 1997. Single-family revenue for the first nine months of 1998 increased by $377,000 while multi-family and commercial revenues increased by $514,000. Likewise, transportation and other (retail) revenue also increased by $72,000.

Single-family housing revenues for 1998 were generated almost entirely through the Company's Builder/Dealer network. The majority of the 1998 multi-family and commercial revenues are associated with the completion of a 20-unit housing project for a Native American community in northern Minnesota. The Company also has a contract for a 10-unit single-family housing project for a Native American community in South Dakota. This project is scheduled for completion during the fourth quarter of 1998. The Company does not have any other firm housing or commercial project contracts at this time (reference Note 3).

Revenues associated with the operation of Shagawa Resort, Inc. totaled $1,601,000 for 1998 versus $1,287,000 for 1997. Dynamic Homes, Inc. assumed operational responsibilities for the resort facility on March 17, 1997 (reference Note 9). Operational and lease revenues for the first nine months of 1997 were $1,231,000 and $56,000 respectively. The revenue base for the first nine months of 1998 includes the seasonally strong summer months or tourist season. However, as summer passes, revenues are expected to decline with the onset of the fall and winter months.

COST OF SALES:

The Company's gross profit (including transportation revenues and expense) was $1,706,000 for 1998 and $1,447,000 for 1997. Gross profit percentage for 1998 is 19.7% as compared with 18.8% for 1997. When transportation revenue and expense are excluded, the gross profit percentage on product sales increases to 22.7% and 21.9% respectively. Even though the 1998 gross margin percentage was negatively affected by several promotional discount programs, the increase in new orders allowed the manufacturing facility to operate at a higher rate of production. During the first nine months of 1998, production is approximately 25.0% higher than the same period one year ago. The increased plant utilization benefited the Company's gross margin through more favorable production variances. Overall material acquisition costs remained relatively stable for both nine-month periods.

Shagawa Resort, Inc. recorded a gross profit of $721,000 for the nine-month period ending September 30, 1998. Prior year gross profit was $611,000 and included both operational and lease activities (reference Note 9).

OPERATING EXPENSES:

Operating expenses associated with the manufacturing facility, which includes transportation, marketing, and administrative related costs, increased by $194,000 from $1,443,000 during 1997 to $1,637,000 for 1998. Volume related transportation expenses increased by $73,000 from $548,000 during 1997 to $621,000 for 1998. Marketing expenses increased from $299,000 in 1997 to $358,000 for 1998. The increase of $59,000 is attributed to the addition of a commercial sales position at mid-year 1997, dealer volume incentive programs, and company-related advertising and model home expenses. Administration and other expenses increased by $62,000 from $596,000 for 1997 to $658,000 for 1998. The majority of the increase in 1998 expenses relates to staff compensation adjustments, stockholder activities, external engineering and design services and the Company's profit sharing plan.

Shagawa Resort, Inc. incurred operational and ownership expenses of $701,000 for the 1998 period and $568,000 for 1997. However, during the first quarter of 1997, Shagawa Resort, Inc. operated under a management agreement and subsequently incurred only depreciation and amortization expenses associated with the ownership of the property.

OPERATING INCOME:

The operating cycle for the first nine months of 1998 resulted in a consolidated operating income of $710,000. During the same period of 1997, the Company reported consolidated operating income of $595,000. During 1998, the manufacturing facility realized operating income of $690,000 while Shagawa Resort, Inc. realized $20,000 of operating income. During 1997, Dynamic Homes, Inc. and Shagawa Resort, Inc. reported operating incomes of $552,000 and $43,000 respectively. The improved operating income for Dynamic Homes, Inc. reflects the higher revenue and production levels attained during the fist nine months of 1998. The reduction in 1998 operating income for Shagawa Resort, Inc. reflects the March 17, 1997 change in the operational status of the facility.

NET NON-OPERATING INCOME AND EXPENSE

Consolidated net non-operating expenses for 1998 were $159,000 or very similar to the $165,000 reported for the 1997 period. Interest related expense increased by $44,000 from $167,000 in 1997 to $211,000 in 1998, while non-operating income increased by $50,000. Interest costs associated with the long-term financing of Shagawa Resort, Inc. increased by $3,000 from $107,000 in 1997 to $110,000 in 1998. Dynamic Homes, Inc. incurred interest expense of $101,000 during the first nine months of 1998 or an increase of $41,000 over the 1997 period. Interest expense associated with long-term financing and lease packages increased by $30,000. The increase relates to the financing of the Detroit Lakes plant expansion project that was finalized during the second quarter of 1997, and the more recent acquisition of transportation and manufacturing equipment with capital lease financing arrangements. Interest expense associated with borrowings under the Company's line of credit during 1998 increased by $11,000. Non-operating income for 1998 primarily consist of investment income realized from the Company's cash and cash equivalent position, customer service charges, and several insurance related dividends and refunds.

FEDERAL AND STATE INCOME TAXES:

Due to the consolidated net income realized during the first nine months of both 1998 and 1997, the Company recognized consolidated estimated tax provisions of $221,000 and $172,000 respectively. Income tax obligations and benefits are estimated at the normal statutory rate.

NET INCOME (LOSS):

The consolidated net income for the 1998 period is $330,000 or an improvement of $72,000 over the $258,000 reported during 1997. Both basic and diluted earnings per common share for 1998 were a positive $0.15 per share. Basic and diluted earnings per common share for 1997 were a positive $0.12 per share. During the first nine months of both 1998 and 1997, the operation of Shagawa Resort, Inc. produced a net loss of $0.02 per share. Dynamic Homes, Inc. manufacturing sector reported net earnings of $0.17 per share for the first nine months of 1998 or an improvement of approximately $0.04 per share. Considerations for unexercised stock options granted in 1996 were recognized in arriving at the basic and diluted common shares and earnings per share computations.

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF RESULTS OR OPERATIONS AND FINANCIAL CONDITION

                               Financial Condition
                            As of September 30, 1998

The Company's consolidated working capital at September 30, 1998 was a positive $2,834,000 as compared to positive working capital positions of $2,510,000 at September 30, 1997 and $2,630,000 at December 27, 1997. The current ratio for September 30, 1998 is 2.5 to 1.0 as compared with 3.4 to 1.0 at December 27, 1997 and 2.4 to 1.0 at September 30, 1997.

The first three quarters of 1998 required cash outflows for the build-up of inventory, renewal of the Company's insurance package, acquisition of transportation, manufacturing and computer equipment, build-up of customer receivables, and funding the replacement escrow for Shagawa Resort, Inc. Cash flows to support the referenced activities were primarily provided by utilizing the Company's year-end cash and cash equivalent position, customer deposits, supplier payment terms, non-cash-related depreciation and amortization, internally generated income and income tax deferral.

Long-term debt and capital leases, net of current maturities, decreased from $2,952,000 at December 27, 1997 to $2,904,000 at September 30, 1998. In
contrast, the current portion of long-term debt increased by $38,000 from $154,000 at December 27, 1997 to $192,000 on September 30, 1998. Long-term debt consists primarily of a long-term mortgage loan, which is secured by substantially all of the assets of Shagawa Resort, Inc., four capitalized lease obligations secured by transportation and material handling equipment, a restructured long-term financing arrangement secured by a real estate mortgage related to the 1997 plant expansion and a contract for deed covering the purchase of adjacent land and warehouse. On April 1, 1997, the Company retired all outstanding debt associated with the Industrial Revenue Bonds that initially financed a major portion of the property and equipment for the Company's manufacturing facility. The debt retirement was required to provide collateral for the restructured long-term financing arrangement. The new financing package is a composite of three financing sources that provided the manufacturing facility with $1,000,000 of proceeds. The loan package was used for financing the plant expansion, including equipment and working capital for additional inventory requirements. Debt retirement associated with the plant expansion and equipment varies in maturity from three to fifteen years, dependent on the funding source (reference Note 7).

The consolidated ratio of long-term debt to stockholders' equity changed from
 .63 to 1.0 at September 30, 1997, to .62 to 1.0 at December 27, 1997 and to .57 to 1.0 at September 30, 1998. The improved ratio reflects the Company's additional consolidated net earnings for the first nine months of 1998. Stockholders' equity, net of treasury stock, increased from $4,732,000 at December 27, 1997 to $5,063,000 at September 30, 1998. Stockholders' equity on September 30, 1997 was $4,661,000.

Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On May 4, 1998, the Company renewed its credit line for a period a two years, subject to annual review, and without any compensating balance requirements. The credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of September 30, 1998, the Company had no outstanding balance against the available credit line.

Shagawa Resort, Inc. does not have any operating line of credit. Consequently, Shagawa Resort, Inc. is dependent on Dynamic Homes, Inc. as its source of additional funds. Periodically, Dynamic Homes, Inc. is required to advance funds, during the slower winter months, to support the resort's ongoing operations. However, during the stronger summer months, the resort generates adequate levels of funds to support its operational requirements and periodically reduce some of the outstanding advances made by Dynamic Homes, Inc.

The Company continues to market Shagawa Resort, Inc. to prospective buyers with the ultimate goal of transacting a sale in the short-term future. Although no agreements have been finalized at this time, future opportunities may surface which deem it to be in the Company's best interest to divest of the property. Transactions of this type potentially could materially affect the Company's short-term operating results and capital resources. However, management anticipates that the normal operating cycle will generate sufficient cash, in conjunction with short-term borrowings on its existing credit line and supplemented by long-term financing and capital leases, to provide adequate funds to support the Company's operations and scheduled capital requirements during the remainder of 1998 and the beginning stages of 1999.

The Company recognizes the implications of Year 2000 issues and has been focusing on the nature and extent of these potential problems, both internally and externally. Currently, the Company's mainframe computer system and its operating system are both fully Year 2000 compliant. The Company will install before the end of 1998, a new version of its business software that when installed will also become Year 2000 compliant. Current year expenditures to correct Year 2000 issues are approximately $5,000. Other corrective expenditures to be incurred during 1999 are not anticipated to exceed $10,000, thus not materially impacting the Company's results of operations, liquidity, or capital resources. The Company engages in limited electronic commerce with its suppliers and has several sources of supply available. Consequently, the Company believes it has minimal risk regarding supplier compliance.

Statements regarding the Company's operations, performance and financial condition are subject to certain risks and uncertainties. Theses risks and uncertainties include but are not limited to: rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family and commercial sales. Likewise, future escalating and volatile material costs and unfavorable weather conditions could also affect the Company's profit levels.




                    (Balance of page left intentional blank.)

                                    PART II.
                                    --------

Items 1, 2, 3, 4, 5, and 6 are omitted as each is either not applicable or the answer to the item is negative.

Item 7.  Exhibits and Reports on Form 8 - K:

No reports on Form 8 - K have been filed during the quarter ended September 30, 1998.



















                    (Balance of page left intentional blank.)

                                    SIGNATURE
                                    ---------




Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 12, 1998             Dynamic Homes, Inc.
       -----------------             -------------------------------------------
                                     (Registrant)




                                     /s/ Eldon Matz
                                     -------------------------------------------
                                     Eldon Matz
                                     Controller