Form 10-K
period 1998-12-26
DYNAMIC HOMES INC
filed 1999-03-26
CIK 225278

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Attention: Filing Desk
                                    STOP 1-4
                               450 Fifth Street NW
                            Washington, DC 20549-1004
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 26, 1998
Commission file number 0-8585

                               Dynamic Homes, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                  41-0960127
----------------------------------------   -------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


525 Roosevelt Avenue, Detroit Lakes, MN                 56501
----------------------------------------   -------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number including area code - (218) - 847-2611

Securities registered pursuant to Section 12(g) of the act:

                                                      Name of Exchange on
            Title of Each Class                       Which Registered
            -------------------                       ----------------

            Common Stock, $.10 par value              NASDAQ Small Cap Market
            ----------------------------              -----------------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          YES   X    NO
                              -----     -----

            As of March 15, 1999, 2,240,850 common shares were outstanding, and the aggregate market value of the common shares (based upon the sales price information of these shares as compiled by the NASDAQ market) of Dynamic Homes, Inc., held by non-affiliates was approximately $2,220,000. On January 7, 1995 the Company implemented a six-month plan to repurchase up to 100,000 shares of its outstanding common stock. As of March 15, 1999, a total of 43,080 have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available but unexercised options are excluded from the common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                              (See following page)

                  Total number pages, including cover page = 44

                                    Form 10-K

                               Dynamic Homes, Inc.

                                Table of Contents


                                                                                     Page No.
                                                                                     --------

Part I
            Item 1         Business                                                     3
            Item 2         Properties                                                   8
            Item 3         Legal Proceedings                                            9
            Item 4         Submission of Matters to a Vote of
                           Security Holders                                             10

Part II
            Item 5         Market for the Registrants' Common
                           Stock and Related Stockholder Matters                        10
            Item 6         Selected Financial Data                                      10
            Item 7         Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                11
            Item 8         Financial Statements and Supplementary Data                  17

Part III
            Item 9         Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                       35
            Item 10        Directors and Executive Officers of the
                           Registrant                                                   35
            Item 11        Executive Compensation                                       35
            Item 12        Security Ownership of Certain Beneficial
                           Owners and Management                                        35
            Item 13        Certain Relationships and Related
                           Transactions                                                 36

Part IV
            Item 14        Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                           37 - 38

                       Documents Incorporated by Reference

                                     PART I

ITEM 1.  BUSINESS

GENERAL

            Dynamic Homes, Inc. (a Minnesota Corporation) was founded in 1970 and is headquartered in Detroit Lakes, Minnesota. Dynamic Homes, Inc. (hereinafter together with its subsidiaries, unless the context requires otherwise, referred to as the "Company") manufactures and markets modular, preconstructed single-family and multi-family homes and light commercial buildings in the upper Midwest region of the United States. Auxiliary products include garages, wood basements and retail sales. During 1995, the Company purchased all the stock of Shagawa Resort, Inc., a hotel / resort located in Ely, Minnesota. In conjunction with the stock purchase, the Company also entered into a management agreement for the operation of the hotel / resort which commenced operations in May 1996. During March 1997, the management agreement was terminated and the Company assumed both ownership and operational activities for the facility.

PRODUCTS

            The Company's principal product at its manufacturing facility is single-family modular homes. Single-family homes currently produced by the Company are offered in 60 basic designs with various options and floor plan variations. Even though the Company has standardized plans, the majority of single-family homes are customized to individual preferences. Approximately 90-95 percent of single-family units sold for the years 1996 through 1998 were custom built.

            Home models include split entry, rambler, split level, one and two story types ranging in size from approximately 864 square feet to approximately 2,268 square feet of living space. Each living unit includes a living room, dining room, bathroom(s) and bedrooms and has complete electrical wiring and plumbing as standard features. Other standard features include interior sheetrocked walls, cabinets, finished interior doors and trim, shelving and windows. In addition, the customers may also choose from available options such as floor coverings, siding, lighting, roof pitches and appliances.

            As well as its principal single-family modular homes, the Company produces and markets modular multi-family units ranging in size from approximately 600 square feet to 1,300 square feet per living unit. During 1998, the Company's multi-family sales accounted for approximately 8 percent of unit revenues. During 1997 and 1996, the Company's multi-family segment accounted for approximately 4 percent and 2 percent of revenues, respectively.

            The Company also produces light commercial products including small offices, motels and other buildings requiring special design. Commercial sales activity accounted for less than 1 percent of 1997 and 1998 unit revenues. The corresponding sales volume for 1996 was approximately 9 percent of unit revenue.

            The Company also produces and markets panelized garages and wood foundations to complement its modular homes. During 1998, these auxiliary products accounted for approximately 4 percent of total unit revenues, as compared to 3 percent for 1997 and 2 percent for 1996. In addition, the Company provides its customers with the opportunity to purchase materials at retail. Revenues associated with retail sales approximate 3 to 4 percent annually.

            The Company manufactures its products in modular form on an assembly line basis. Each module is constructed of wood frame and sheathing into which complete wiring and plumbing are installed. The module is insulated with fiberglass and blown cellulose insulation and finished with interior sheetrock, wall covering, windows and shingled roof. Electrical fixtures, kitchen cabinets, interior doors and trim and appliances are installed during the final phases of the assembly process.

            The modules are transported to the building site and set by the Company's employees and equipment upon foundations prepared by factory-authorized builder/dealers and/or contractors. In some cases, distance, site conditions, and module configurations may require the leasing of equipment to assist in the setting process.

            Shagawa Resort, Inc. d.b.a.: Holiday Sunspree Resort is associated with the hospitality industry. The resort / motel consists of 61 units on approximately 25 acres of land located in Ely, Minnesota and adjacent to Shagawa Lake. The facility offers its services to the general public but specializes as a leisure / vacation destination. The facility offers a wide range of amenities and services such as restaurants, lounge, meeting rooms, easy access to local attractions and a diversity of winter and summer recreational activities.

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

            The Company has no suggested retail prices for its products to the ultimate consumer. The builder/dealer realizes as profit the difference between what is paid the Company, other suppliers and contractors and the payment(s) received from the purchaser. During 1998, the Company derived approximately 15 percent of its revenues from one customer. During 1997 and 1996, the Company realized approximately 12 percent of its revenues from one customer. Sales to customers accounting for more than 10 percent of revenues usually are of a non-repetitive nature. As a result, the Company does not expect to be dependent upon the same customers on a year-to-year basis for a significant portion of future revenues.

            In addition to the builder/dealer network, the Company may also market its products through contractors or developers. Developers operate in nonexclusive territories and purchase products based on contractual arrangements. These contractual arrangements may vary from a single-phase project to a multi-phased project built and delivered over an extended time interval.
            Shagawa Resort, Inc. markets its services through various recreational / vacation related shows and publications primarily targeting the population centers of Minnesota, Wisconsin and

Iowa. In addition, the facility is a member of the Holiday Inns - Holidex Reservation System that administers a computerized reservation network service.

COMPETITION

            There is substantial competition within the Company's market area. The Company competes in the housing market with other modular and panelized manufacturers, tract home developers, mobile home manufacturers and traditional on-site builders of single and multi-family/commercial units.

            The Company has several direct competitors marketing modular and panelized units within its market area. Some of these competitors have substantially greater assets and gross annual sales than the Company.

            Transportation costs significantly increase the cost of housing units sold by the Company beyond a four hundred mile radius from its manufacturing facility. General pricing in the housing market throughout the United States is sufficiently competitive to somewhat limit the Company's ability to compete in some areas outside this radius. While this may provide the Company with some competitive advantage within its immediate market area, it makes competition outside its market more difficult. The majority of the Company's sales are concentrated within a two hundred fifty mile radius of its manufacturing facility.

            The Company competes principally on the basis of quality and design of product, material, craftsmanship, delivery and service.

            Shagawa Resort, Inc. has several competitors within its immediate market location. The hotel / resort facility competes principally on the basis of service, amenities and location.

MATERIALS

            The principal materials used by the Company in the manufacture of its products are processed lumber, finished cabinets, floor coverings, windows and doors, sheetrock, insulation and shingles. Currently, the Company is not experiencing any difficulty in obtaining adequate supplies of raw materials from current suppliers and does not anticipate any immediate difficulty in obtaining adequate supplies. During 1998 and 1996, prices for wood building products remained relatively stable. However, during 1997 prices for wood building products experienced some volatility with average price levels slightly higher than anticipated. The Company monitors its material costs on an on-going basis and during periods of escalating material costs, may impose a temporary surcharge to prevent the erosion of its profit margin. The Company may periodically adjust the surcharge level to correlate with the on-going fluctuations in material costs. During the last three-year period pricing projections were adequate and no surcharges were implemented. However, future strong demand for wood and related building products may not only again support higher price levels but could also decrease availability through longer lead times and product allocations.

            Major raw components are available to the Company from several vendors, and the Company is not dependent upon any one of these vendors for a continuous source of supply. The Company engages in limited electronic commerce with its suppliers and consequently believes it has minimal risk regarding supplier compliance with year 2000 issues.

BACKLOG

            The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production and delivery. Unsold inventory units are not included in the backlog values.

            At December 26, 1998, the Company's backlog of orders believed to be firm was $2,737,000 compared with $2,285,000 at December 27, 1997 and $2,593,000 at December 28, 1996. As of March 15, 1999, the Company's backlog was $4,971,000 as compared to $5,677,000 for the same period in 1998. The majority of the current backlog consists of single family housing units.

            Due to seasonal fluctuations in the housing market, the Company experiences fluctuations in orders. Orders tend to begin increasing during the month of March, peak during the months of April through June, gradually diminish through the early summer, rise again in late summer and fall and diminish again in the winter months. Accordingly, with the Company's production capabilities, the backlog of orders generally tends to be the lowest during the first fiscal quarter (January - March) and highest during the third quarter (July - September). In order to supplement the traditional periods of decreased order activity, the Company offers several single-family model and winter promotional programs and pursues multi-family/commercial projects utilizing winter promotions and discounts. The majority of the backlog for 1999 and 1998 is attributed to the completion of aggressive marketing programs targeting the traditionally slow winter construction months.

PATENTS AND TRADEMARKS

            The Company's manufacturing facility neither owns nor is a licensee of any patents, trademarks, licenses, franchises or concessions that are material to its business. Shagawa Resort, Inc. operates under a franchise agreement with Bass Hotels & Resorts and markets under the Holiday Inn Sunspree Resort designation.

RESEARCH AND DEVELOPMENT

            The Company has not incurred any research and development cost as defined by generally accepted accounting principles.

GOVERNMENT REGULATIONS

            Throughout the Company's market area, various state laws or local ordinances regulate materials, equipment and design used in the construction of housing units. The Company is unaware of any law or ordinance that precludes the sale and erection of its homes within any governmental unit in its market area and the Company believes its homes comply with the requirements of such laws and ordinances. Highway regulations limit the Company's ability to transport and deliver homes during the annual spring thaw.

            No significant amount of any material is discharged by the Company into the environment and applicable laws and regulations relating to environmental protection do not require any capital expenditures by the Company for environmental control facilities at either its manufacturing or hotel / resort facility.


SEASONAL ASPECT & CURRENT ECONOMIC CONDITIONS

            Sales are subject to seasonal variations as described under the "Backlog" caption. During the winter months the Company employs sales stimulating methods such as additional dealer and homeowner incentives, model home and multi-family/commercial sales discounts to stimulate orders.

            The Company experiences seasonal increases in inventory of finished units in the spring of each year for a period of approximately six to eight weeks. Local regulations and road conditions restrict usage of roadways during this season for the delivery of homes and the passage of heavy equipment necessary for the erection of the Company's units. Due to seasonal fluctuations in orders, the Company has determined that it is advantageous to build some homes for inventory during the winter and early spring months. This process contributes to reductions in idle plant capacity overhead and also provides builder/dealers with immediate product availability. During the first half of 1996, the Company produced 12 single-family inventory units. Based upon the past salability of these units combined with the economics associated with the reduction of idle plant capacity, the Company produced 22 single-family inventory units during the first months of 1997 and 28 inventory units during late 1997 and early 1998. The Company produced 10 inventory units during the first two months of 1999. The Company had six inventory units available for sale at both 1998 and 1997 year-ends. The Company had two inventory units available for sale at 1996 year-end. The Company continues to rotate model/display units on its premises that are used to illustrate construction and design capabilities for potential customers. As of December 26, 1998, the Company had one model/display unit. The Company's intent is to have two model/display units available and replace them as needed. As of this date, the Company has two models in place for display purposes.

            Even though mortgage financing rates have been quite favorable during the past several years, availability and cost of mortgage financing to the ultimate purchasers of the Company's product affects the volume of sales. Historically, the Company's sales volume has been affected by the difficulty encountered by consumers obtaining mortgage funds, fluctuating mortgage interest rates, uncertainty in the energy and mining industries and a general weakness in the agricultural economy. Traditionally, these market segments have made strong contributions to the sales base. In response to these economic conditions, the Company continues to diversify and modify the product line to meet the changing needs of both the rural and urban market. The diversity of product availability, structural design and flexibility, an upgraded builder/dealer network and continued emphasis on multi-family/commercial sales should contribute to the 1999 revenue base. However, any upward trends in mortgage rates and consumer uncertainty over the course of the economy and national budgeting policy may place limitations on potential consumers' willingness to commit to new home purchases that would adversely affect the revenue base.

            In 1998, 100 percent of all production was completed at its only plant, located in Detroit Lakes, Minnesota. During 1998, the Company operated at approximately 78% of its practical single-shift production capacity, as compared with 67% for 1997. During 1996, the Company operated at approximately 75% of its single-shift plant capacity. Historically, the Company tends to realize a significant portion of new orders during the spring and early summer months. The associated lengthened production cycle has contributed to lost and delayed unit orders. In order to alleviate this condition, the Company has completed two plant expansion projects within the last four years. The last project was completed in June 1997, and became operational July 1, 1997. The combined projects added approximately 32,000 square feet of production and material storage capacity and increased the available single-shift plant capacity by 35 percent.

            Shagawa Resort, Inc. is affected by the seasonal nature of the tourist industry and to a lesser degree by location. Revenues usually increase beginning mid-May and continue through the Labor Day weekend when the tourist season begins to decline. The unusually mild weather and less than ideal snow conditions during the 1997 - 99 winter seasons, adversely impacted the resort's performance by curtailing many of the winter sports activities that would normally bring visitors to Northern Minnesota.

EMPLOYEES

            At December 26, 1998, the number of full-time employees at the Detroit Lakes facility totaled 95 as compared with 89 for the year ending December 27, 1997. Of these, 7 were in management positions, 10 in supervisory positions, 58 in manufacturing, 8 in transportation and erection, 3 in sales and 9 in drafting and clerical positions. The Company's manufacturing, transportation and installation employees located in Detroit Lakes, Minnesota, are represented by a labor union. The present labor union contract for Detroit Lakes union employees became effective on March 1, 1998, and expires on February 28, 2001. The three-year contract provides for modest annual wage adjustments and increases in the benefit package.

            Shagawa Resort, Inc. has a full-time staff of 36 employees. The classification of employees consists of 6 management positions, 1 supervisory employee, 7 clerical and front-desk positions and 22 service employees. In addition, the hotel / resort facility may employ upwards to 12 seasonal employees during the summer tourist season.

ITEM 2.  PROPERTIES

(A) DETROIT LAKES, MINNESOTA

            The Company's general business office and main manufacturing facility is located at 525 Roosevelt Avenue, Detroit Lakes, Minnesota. This facility consists of eight buildings comprising approximately 119,900 square feet utilized as follows: production 72,300, warehouse storage and shop 39,900 and offices 7,700. In 1994, the Company expanded the manufacturing facility by 15,000 square feet that increased additional available plant capacity by approximately 20 - 25%. During the latter stages of 1996, the Company commenced with an additional 17,000 square foot plant expansion project which was completed in June, 1997, and increased available single-shift plant capacity by approximately15 percent. The restructuring and addition of long-term debt funded the plant expansion. The buildings are situated upon a 27-acre tract of land that was leased from the City of Detroit Lakes, Minnesota. The lease was coterminous with industrial revenue bonds issued in April 1973, by the City of Detroit Lakes in principal amount of $435,000, bearing interest at a rate of 8% per annum and maturing from 4 to 25 years from date of issuance. Pursuant to the terms of the Company's contract with the city and terms of the bond indenture, the city took title to the existing land and buildings and to the buildings subsequently constructed thereon and the Company leased same from the city paying a variable rent sufficient to convert the interest due on the bonds and principal amounts due in that rental period, plus property taxes and incidentals. The Company was given the option of purchasing this property at any time by paying to the city and the trustee an amount that is sufficient to discharge the then outstanding bonds. The lease was capitalized for financial statement purposes and when all bonds have been paid, the Company had the option of then purchasing this property from the city for the sum of $1.00. The Company exercised its option to retire all outstanding Industrial Development Revenue Bonds on April 1, 1997, obtaining title to said property which was used to provide collateral for the restructured long-term debt in support of the plant expansion project. This plant facility currently has the annual single-shift capacity to produce approximately 425,000 square feet of product. Land not occupied by buildings is used for storing raw and finished materials.

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

ITEM 3.  LEGAL PROCEEDINGS

            Dynamic Homes, Inc. and its subsidiary, Shagawa Resort, Inc. were involved in pending litigation with the construction manager of the hotel owned by Shagawa Resort, Inc. The Company commenced the lawsuit to discharge a mechanic's lien filed by the construction manager. The project manager commenced a counter-claim to this action for alleged amounts due and owing. On February 3, 1998, the parties entered into a settlement agreement whereby each agreed to a mutual release of all claims against each other and the dismissal of the mechanic's lien. There are no other known legal proceedings pending by or against the Company that may have a material effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year being reported on.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

            The following table sets forth the high and low sales prices of the Company's stock for the eight quarters of 1998 and 1997. As of March 13, 1995, the Company's common stock began trading on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol DYHM.

                               1998                         1997
--------------------------------------------------------------------------------
Quarter                High            Low           High          Low
-------                ----            ---           ----          ---
   First           $ 2 7/16         $ 1 3/4        $ 2 15/16       $ 2
   Second            2 1/16           1 3/4          2 3/4           1 7/8
   Third             2 1/4            1 9/16         2 5/16          1 5/16
   Fourth            1 7/8            1 7/16         2 9/16          1 3/4

            As of March 15, 1999, there were approximately 390 shareholders of record of common stock, the Company's only outstanding class of stock. The Company does not pay cash dividends and future dividends would be paid at the discretion of the Board of Directors and the Company's lenders.

ITEM 6.  SELECTED FINANCIAL DATA

                                           Dec 26,        Dec. 27,        Dec. 28,        Dec. 30,       Dec. 31,
YEARS ENDED                                   1998            1997            1996            1995           1994
------------------------------------------------------------------------------------------------------------------
Net sales                              $13,905,300     $12,859,000     $12,172,200     $10,849,000    $11,973,600
Gross profit                             3,250,700       2,854,500       2,965,300       2,351,500      2,453,800
Operating expenses                       2,344,000       2,140,000       1,365,000       1,041,100      1,051,100
Operating income                           906,700         714,500       1,600,300       1,310,400      1,402,700
Net income (See page 14)                   374,300         329,100         908,100         809,100        905,100
Basic net income per
     common share                         $    .17        $    .15        $    .41        $    .37       $    .41
Diluted net income per
     common share                         $    .17        $    .15        $    .41        $    .37       $    .41

AT YEAR END
------------------------------------------------------------------------------------------------------------------
Working capital                         $3,035,400      $2,630,200      $1,895,800      $1,746,700     $1,967,500
Total assets                             9,425,200       8,881,500       7,619,900       5,833,200      4,080,900
Long-term debt, Net                      2,852,500       2,951,400       2,077,400       1,066,300        115,600
Stockholders' equity                     5,106,500       4,732,200       4,403,100       3,479,300      2,794,200
Weighted average number
common shares outstanding                2,241,000       2,241,000       2,223,000       2,209,000      2,191,000

STATISTICAL HIGHLIGHTS
------------------------------------------------------------------------------------------------------------------
Single-family unit sales                       206             201             219             192            202
Average square feet per
    single-family unit                       1,332           1,330           1,277           1,225          1,245
Total sq. feet of production               331,882         279,878         315,182         308,400        351,432

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

NET SALES

            The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.).

            The Company realized revenues of $11,969,000 from the manufacturing sector for 1998, an increase of $732,400 or 7 percent from $11,236,600 as reported for 1997, but similar to the $11,975,300 reported in 1996. Sales of single-family homes increased by $243,200 from $9,681,600 for 1997 to $9,924,800 for 1998. Single-family sales for 1996 were $9,707,900. The Company sold 206 single-family units in 1998 compared with 201 single-family units for 1997 and 219 units during 1996. During 1997, the Company completed the final phases of several large single-family housing contracts associated with Native American Communities in the Upper Midwest. Consequently, Native American related sales dropped from approximately 34 percent of the revenue base during 1996 to 6 percent for 1997. However, during 1998, two Native American projects contributed 12 percent to the revenue base. Currently, there are no existing contracts with these Communities at the onset of 1999.

            Sales of multi-family / commercial projects totaled $989,300 for 1998, up $372,000 from $617,300 in 1997, but down $291,600 from the 1996 level of $1,280,900. The Company sold 27 multi-family / commercial units in 1998 compared with 18 units in 1997 and 33 units in 1996. During 1996, a significant portion of the revenue base was associated with a large motel project. The decline in the 1997 multi-family / commercial business was particularly sharp. In an attempt to strengthen this business segment, the Company appointed a multi-family / commercial representative to fill the vacancy which existed during the first two quarters of 1997. Currently, the Company has one small motel project under contract.

            Transportation and other (retail) sales totaled $1,054,900 for 1998 compared with $937,700 for 1997 and $986,500 for 1996. Transportation revenues during 1997 were down from both 1998 and 1996 due to the decrease in the number of units set. Other or retail sales improved over the last three years from $340,400 in 1996 to $369,300 in 1997 and $409,900 for 1998.

            The Company's construction backlog totaled $2,737,000 at the end of 1998 compared to $2,285,000 for 1997. As of March 15, 1999, the Company's backlog was $4,971,000 as compared with $5,677,000 for the same period of 1998. The backlog at March 15, 1999 and March 16, 1998 reflect the responses associated with several aggressive winter promotional programs. The Company received approximately 60 to 70 new single-family orders each year under the various programs. Production activities for the new orders will benefit the Company by better utilization of available plant capacity resulting in more favorable manufacturing overhead absorption. As these units are delivered and set, promotional related discounts may reduce the gross margin percent. During the seasonal slowdown or winter months, the Company constructs inventory units which are available to the builder / dealer network for immediate sale. The Company constructed 10 inventory units during the first two months of 1999. During the 1998 seasonal slowdown, the Company built 28 inventory units with 6 units remaining unsold at the 1998 year-end. As of February 28, 1999, the Company's finished goods inventory consists of 55 units including 16 unsold inventory units. As of February 28, 1998, the Company's finished goods inventory consisted of 44 units including 25 unsold inventory units. Approximately 30% of the February 28, 1999 finished goods inventory relates to a single customer. The customer remains committed to the unit orders but has significantly slowed the unit delivery and setting schedule. The Company is again beginning to encounter seasonal road restrictions that will affect the delivery and setting of units during the first and second quarters of 1999.

            On March 17, 1997, the Company reached an agreement with the Managing Agent of Shagawa Resort, Inc. whereby the Company through an Asset Purchase Agreement, assumed the management rights and obligations associated with the daily operations of a hotel / resort facility d.b.a.: Holiday Inn Sunspree Resort, located in Ely, Minnesota. Revenues associated with the hotel / resort facility totaled $1,936,300 for 1998 versus $1,622,400 for the period March 17, 1997, through December 31, 1997. The hotel / resort facility opened May 1, 1996, under a lease agreement with a Managing Agent. Consequently, during 1996, the Company realized only lease revenues totaling $196,900. Due to the location and seasonal nature of the resort business, sales are traditionally soft during the winter and early spring months but strengthen considerably during the summer tourist season. During the past two years, mild weather conditions and the absence of snow discouraged some of the winter recreational guests from using the facility.

GROSS PROFIT

            Gross profit from the Company's manufacturing sector, including transportation revenue and expense, totaled $2,412,500 in 1998, as compared with $2,183,900 for 1997 and $2,768,400 for 1996. As a percentage of net sales, the gross profit percent increased from 19.4% in 1997 to 20.2% for 1998. Gross profit percent for 1996 was 23.1%. Excluding transportation revenue and expense, the gross profit on products increased from 22.2% in 1997 to 23.2% for 1998. The corresponding gross profit percent for 1996 was 25.9%. The increase in the 1998 gross profit percent reflects an increased production level of approximately 20% which resulted in better utilization of plant capacity and absorption of manufacturing overhead expenses. In addition, the Company also realized positive material acquisition costs due to relatively stable raw material costs and the exercise of forward buying opportunities. In contrast, the Company's 1997 reduced level of production resulted in a higher unfavorable manufacturing overhead variance. The gross profit percentage for 1996 also benefited from an increased level of production, relatively stable material costs, and lower promotional expenses.

            Shagawa Resort, Inc. recorded a gross profit of $838,200 or 43.3% for the period ending December 31, 1998. During 1997, Shagawa Resort, Inc. recorded a gross profit of $670,600 or 41.3 % for the period March 17, 1997 through December 31, 1997. In 1996, the gross profit of $196,900 represented lease revenues for the period commencing with the May 1, 1996 opening date. The 3% increase in the gross profit percentage for 1998 primarily reflects the increase realized in the average daily room rate.

OPERATING EXPENSE

            Marketing and administrative operating expenses associated with the manufacturing facility increased from 11.9 percent of net sales for 1997 to 12.2 percent during 1998. Similar expenses in 1996 were 11.2 percent of net sales. Due to concentrated media advertising and several customer rebate programs, marketing expenses increased to 4.5 percent of net sales for 1998 compared with
4.1 percent for 1997 and 3.6 percent for 1996. Administrative expenses remained constant over the three-year period. Administrative expenses were 7.7 percent of net sales in both 1998 and 1996 and 7.8% in 1997.

            Shagawa Resort, Inc. incurred operating expenses of $885,700 for the 1998 period. As a result of the March 17, 1997 asset purchase agreement, Shagawa Resort, Inc. incurred operating expenses totaling $799,100 for the shortened 1997 period. During 1996, the resort facility was under construction until the May 1 opening date. Subsequent operational responsibilities were leased to a managing agent and consequently the resort only incurred operating expenses totaling $96,300, of which depreciation and amortization totaled $92,500.

OPERATING INCOME (LOSS)

            The manufacturing facility realized income from operations of $954,200 or 8.0% of net sales for 1998. Income from operations in 1997 totaled $843,000 or 7.5% of net sales. During 1996, the Company realized income from operations of $1,499,700 or 12.5% of net sales. The 1996 operating results benefited from favorable production and material variances, lower operating expenses and a reduced level of promotional discounts.

            Shagawa Resort, Inc. incurred operating losses of $47,500 during 1998 and $128,500 during 1997. However, after consideration of $55,600 of lease revenues, the net operating loss for 1997 was $72,900. The 1996 lease arrangement produced a net operating income of $100,600. The 1998 operating loss is reduced by $42,000 due to lower amortization expense attributed to the Company's adoption of Statement of Position 98-5 as described in the Other Income (Expense) section.

OTHER INCOME (EXPENSE)

            Net non-operating expense for the manufacturing facility during 1998 totaled $26,100, compared with $67,100 in 1997 and $5,700 in 1996. Interest expense, primarily related to capital lease financing, long-term financing supporting the plant expansion and short-term borrowings increased interest expense from $24,400 during 1996 to $89,400 in 1997 and $121,900 in 1998.
Non-operating income of $95,800 for 1998, primarily consists of investment income realized from the Company's cash and cash equivalent position, customer service charges, insurance related refunds and the gains recognized on the sale of transportation equipment.

            Shagawa Resort, Inc. incurred mortgage related interest expense of $147,200 during 1998, $147,900 during 1997 and $95,700 during 1996. Other income of $58,700 realized during 1997 primarily relates to lease revenues of $55,600 recognized prior to the March 17, 1997 asset purchase agreement.

            In the fourth quarter of 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires the expensing of start-up activities as incurred and the expensing of previously capitalized start-up costs. The provisions of the statement require implementation for years beginning after December 15, 1998, but early adoption is encouraged. As a result, the Company expensed the remaining unamortized start-up costs associated with Shagawa Resort, Inc. that were initially capitalized during the 1995 - 1996 construction and pre-operating period. Adoption of the accounting change resulted in cumulative expenses totaling $150,000 or $94,000 net of taxes. No further impact is anticipated from the adoption of this accounting change.

INCOME TAX BENEFIT (PROVISION)

            The Company's consolidated provision for income taxes was $268,000 in 1998, $227,000 in 1997 and $594,000 in 1996. Federal and state income tax obligations and benefits are estimated at the normal statutory rate throughout the year with a final adjustment at year-end relating to differences between the basis of receivables, property and equipment, other assets and accrued expenses.

NET INCOME

            The Company reported a consolidated 1998 net income of $467,900 before the cumulative effect of the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". Consolidated net income for the periods ending 1997 and 1996 are $329,100 and $908,100 respectively. Basic and diluted earnings per common share are $0.21 for 1998, $0.15 for 1997 and $0.41 for 1996. After the adoption of Statement of Position 98-5, the cumulative effects of the accounting change reduced 1998 net income to $374,300. This reduces basic and diluted earnings by $0.04 per common share. Considerations for unexercised stock options granted in 1996 were recognized in arriving at the diluted shares and earnings per share computations.

            During fiscal years 1998 and 1997, Shagawa Resort, Inc. incurred net losses of $0.06 per common share. During 1996, the Shagawa Resort facility had no affect on the reported earnings per share. After the adoption of the accounting change, Shagawa Resort, Inc. recorded a net loss of $0.10 per common share for 1998.

FINANCIAL CONDITION

            The Company's consolidated 1998 year-end cash and cash equivalents position totals $312,300 or $1,017,200 less than the $1,329,500 at 1997 year-end and $241,800 less than the 1996 year-end total of $554,100. Net cash from 1998 operating activities decreased by $1,325,100 from 1997 and $1,512,000 from 1996. During 1998, cash outflows were required to support the build-up in finished goods inventory, increased receivables, upgrades to transportation, manufacturing and computer equipment, principal payments on long-term debt and funding the replacement escrow for Shagawa Resort, Inc. Cash flows to support the referenced activities were primarily provided by utilizing the Company's prior year cash and cash equivalents position, supplier payment terms, non-cash related depreciation and amortization, internally generated income, income tax deferral and capital lease financing.

            The Company's consolidated working capital increased $405,200 from $2,630,200 at the end of 1997 to $3,035,400 at 1998 year-end. The current ratio for December 26, 1998 is 3.2 to 1.0 compared with 3.4 to 1.0 at December 27, 1997. Other assets and property and equipment, net of amortization and depreciation, decreased by $133,800 during 1998. Current year acquisitions for capital assets primarily consist of replacement vehicles, computer and communications equipment.

            Long-term debt and capital leases, net of current maturities, decreased by $98,900 from $2,951,400 at December 27, 1997 to $2,852,500 at
December 26, 1998. In contrast, the current portion of long-term debt increased by $42,700 from $154,200 at December 27, 1997 to $196,900 at December 26, 1998.
Long-term debt consists primarily of a long-term mortgage loan, which is secured by substantially all of the assets of Shagawa Resort, Inc., four capitalized lease obligations secured by transportation and material handling equipment, a restructured long-term financing arrangement secured by a real estate mortgage related to the 1997 plant expansion and a contract for deed covering the purchase of adjacent land and warehouse. On April 1, 1997, the Company retired all outstanding debt associated with the Industrial Revenue Bonds that initially financed a major portion of the property and equipment for the Company's manufacturing facility. The debt retirement was required to provide collateral for the restructured long-term financing arrangement. The new financing package is a composite of three financing sources that provided the manufacturing facility with $1,000,000 of proceeds. The loan package was used for financing the plant expansion, including equipment and working capital for additional inventory requirements. Debt retirement associated with the plant expansion and equipment varies in maturity from three to fifteen years, dependent on the funding source.

            The consolidated ratio of long-term debt to stockholders' equity changed from .62 to 1.0 at December 27, 1997 to .56 to 1.0 at December 26, 1998. The improved ratio reflects the Company's additional consolidated net earnings for 1998 and the absence of any significant 1998 additions to long-term debt. Stockholders' equity, net of treasury stock, increased from $4,732,200 at December 27, 1997 to $5,106,500 at December 26, 1998.

            Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On May 4, 1998, the Company renewed its credit line for a period of two years, subject to annual review, and without any compensating balance requirements. The credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of December 26, 1998, the Company had no outstanding balance against the available credit line.

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

            Although no agreements are pending at this time, future opportunities may surface which deem it to be in the Company's best interest to divest itself of the Shagawa Resort, Inc. property. Transactions of this type potentially could materially affect the Company's short-term operating results and capital resources. However, management anticipates that the normal operating cycle will generate sufficient cash, in conjunction with short-term borrowings on its existing credit line and supplemented by long-term financing and capital leases, to provide adequate funds to support the Company's operations and scheduled capital requirements during 1999.

            The Company recognizes the implications of Year 2000 issues and has been focusing on the nature and extent of these potential problems, both internally and externally. Currently, the Company's mainframe computer system, its operating system and business software are all fully Year 2000 compliant. Other corrective expenditures to be incurred during 1999 are not anticipated to exceed $10,000, thus not materially impacting the Company's results of operations, liquidity, or capital resources. The company engages in limited electronic commerce with its suppliers and has several sources of supply available. Consequently, the Company believes it has minimal risk regarding supplier compliance.

            Statements regarding the Company's operations, performance and financial condition are subject to certain risks and uncertainties. These risks and uncertainties include but are not limited to rising mortgage interest rates and / or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family / commercial sales. Likewise, future escalating and volatile material costs and unfavorable weather conditions could also affect the Company's profit levels.























                   (Balance of page left intentionally blank.)

                          ITEM 8. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements and Supplementary Financial Data

                                                                                              Page

Report of Independent Auditors                                                                 18

Financial Statements:
            - Consolidated Balance Sheet, December 26, 1998 and
                        December 28, 1997                                                      19

            - Consolidated Statements of Operations, Years Ended
                        December 26, 1998, December 27, 1997 and
                        December 28, 1996                                                      20

            - Consolidated Statements of Stockholders' Equity, Years
                        Ended December 26, 1998, December 27, 1997
                        and December 28, 1996                                                  21

            - Consolidated Statements of Cash Flows, Years Ended
                        December 26, 1998, December 27, 1997 and
                        December 28, 1996                                                      22 - 23

            - Notes to Consolidated Financial Statements                                       24













                   (Balance of page left intentionally blank)

INDEPENDENT AUDITOR'S REPORT



The Stockholders and Board of Directors
Dynamic Homes, Inc. and Subsidiaries
Detroit Lakes, Minnesota

We have audited the accompanying consolidated balance sheets of DYNAMIC HOMES, INC. AND SUBSIDIARIES as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNAMIC HOMES, INC. AND SUBSIDIARIES as of December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles.



Eide Bailly, L.L.P.



Fargo, North Dakota
February 5, 1999

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

--------------------------------------------------------------------------------

                                                          1998           1997
                                                      -----------     -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                        $   312,300     $ 1,329,500
     Receivables
         Trade, less allowance for doubtful
             accounts 1998 $60,000; 1997 $45,000        1,491,500         737,400
         Refundable income taxes                                -          37,600
         Other                                             33,500           8,900
     Inventories                                        2,367,200       1,488,300
     Prepaid expenses                                      78,100          47,400
     Deferred income taxes                                143,000          99,000
                                                      -----------     -----------

             Total current assets                       4,425,600       3,748,100


OTHER ASSETS, net of accumulated amortization             421,300         529,700


PROPERTY AND EQUIPMENT, net of accumulated
     depreciation                                       4,578,300       4,603,700
                                                      -----------     -----------

                                                      $ 9,425,200     $ 8,881,500
                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt             $   196,900     $   154,200
     Accounts payable                                     350,000         261,000
     Customer deposits                                    199,500         177,100
     Accrued expenses                                     638,900         525,600
     Income taxes payable                                   4,900               -
                                                      -----------     -----------

             Total current liabilities                  1,390,200       1,117,900
                                                      -----------     -----------

LONG-TERM DEBT, less current maturities                 2,852,500       2,951,400
                                                      -----------     -----------

DEFERRED INCOME TAXES                                      76,000          80,000
                                                      -----------     -----------

STOCKHOLDERS' EQUITY
     Common stock, par value $.10 per share
         Authorized, 5,000,000 shares
         Issued, 2,284,000 shares in 1998 and 1997        228,400         228,400
     Additional paid-in capital                           147,100         147,100
     Retained earnings                                  4,875,100       4,500,800
                                                      -----------     -----------
                                                        5,250,600       4,876,300
     Less treasury stock, at cost (43,080 shares)        (144,100)       (144,100)
                                                      -----------     -----------
                                                        5,106,500       4,732,200
                                                      -----------     -----------

                                                      $ 9,425,200     $ 8,881,500
                                                      ===========     ===========

                See notes to consolidated financial statements.

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

                                                   1998             1997            1996
                                               ------------     ------------     ------------

SALES                                          $ 13,905,300     $ 12,859,000     $ 12,172,200

COST OF SALES                                    10,654,600       10,004,500        9,206,900
                                               ------------     ------------     ------------

GROSS PROFIT                                      3,250,700        2,854,500        2,965,300

OPERATING EXPENSES                                2,344,000        2,140,000        1,365,000
                                               ------------     ------------     ------------

INCOME FROM OPERATIONS                              906,700          714,500        1,600,300

OTHER INCOME (EXPENSES)
     Interest expense                              (269,100)        (237,300)        (120,100)
     Interest income and service charges             47,100           28,900           25,100
     Gain (loss) on sale of equipment                19,400           (8,700)          (3,500)
     Other, net                                      31,800           58,700              300
                                               ------------     ------------     ------------

INCOME BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                              735,900          556,100        1,502,100

INCOME TAXES                                        268,000          227,000          594,000
                                               ------------     ------------     ------------

INCOME BEFORE CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                           467,900          329,100          908,100

CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE (net of income tax of $56,000)          (93,600)               -                -
                                               ------------     ------------     ------------

NET INCOME                                     $    374,300     $    329,100     $    908,100
                                               ============     ============     ============

BASIC INCOME PER COMMON SHARE
     Income before cumulative effect of
         accounting change                     $       0.21     $       0.15     $       0.41
     Cumulative effect of accounting change           (0.04)               -                -
                                               ------------     ------------     ------------

     Net income                                $       0.17     $       0.15     $       0.41
                                               ============     ============     ============

DILUTED INCOME PER COMMON SHARE
     Income before cumulative effect of
         accounting change                     $       0.21     $       0.15     $       0.41
     Cumulative effect of accounting change           (0.04)               -                -
                                               ------------     ------------     ------------

     Net income                                $       0.17     $       0.15     $       0.41
                                               ============     ============     ============

PRO FORMA AMOUNTS ASSUMING RETROACTIVE
     APPLICATION OF ACCOUNTING CHANGE
         Net income                            $    523,900     $    370,100     $    750,600
         Basic income per common share                 0.23             0.17             0.34
         Diluted income per common share               0.23             0.17             0.34
                                               ============     ============     ============

                See notes to consolidated financial statements.

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------


                             Common Stock       Additional
                         --------------------    Paid-in      Retained     Treasury
                          Shares      Amount     Capital      Earnings       Stock         Total
                        ---------    --------   ----------   ----------   ----------     ----------

BALANCE,
DECEMBER 31, 1995       2,259,000    $225,900    $133,900    $3,263,600    $(144,100)    $3,479,300
Common Stock Options
         Exercised         25,000       2,500      13,200             -            -         15,700
Net income                      -           -           -       908,100            -        908,100
                        ---------    --------    --------    ----------    ---------     ----------

BALANCE,                2,284,000     228,400     147,100     4,171,700     (144,100)     4,403,100
DECEMBER 28, 1996
Net income                      -           -           -       329,100            -        329,100
                        ---------    --------    --------    ----------    ---------     ----------

BALANCE,
DECEMBER 27, 1997       2,284,000     228,400     147,100     4,500,800     (144,100)     4,732,200
Net income                      -           -           -       374,300            -        374,300
                        ---------    --------    --------    ----------    ---------     ----------

BALANCE,
DECEMBER 26, 1998       2,284,000    $228,400    $147,100    $4,875,100    $(144,100)    $5,106,500
                        =========    ========    ========    ==========    =========     ==========

                See notes to consolidated financial statements.

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

                                                      1998             1997           1996
                                                   -----------     -----------     -----------

OPERATING ACTIVITIES
     Net income                                    $   374,300     $   329,100     $   908,100
     Charges and credits to net income
     not affecting cash
         Depreciation                                  430,100         376,400         243,900
         Amortization                                   22,900          59,400          18,700
         Provision for doubtful accounts                15,000           5,000           6,000
         (Gain) loss on sale of equipment              (19,400)          8,700           3,500
         Deferred income taxes                         (48,000)         42,000           4,000
         Cumulative effect of accounting change        149,600               -               -
     Changes in assets and liabilities
         Receivables                                  (793,700)        (65,500)          6,800
         Inventories                                  (878,900)        107,000          43,000
         Prepaid expenses                              (30,700)        (18,200)         10,200
         Accounts payable                               89,000          44,900             200
         Customer deposits                              22,400        (148,700)        (81,600)
         Accrued expenses                              113,300          69,200          63,400
         Income taxes                                   42,500           4,200        (225,800)
                                                   -----------     -----------     -----------

NET CASH FROM (USED FOR)
     OPERATING ACTIVITIES                             (511,600)        813,500       1,000,400
                                                   -----------     -----------     -----------

INVESTING ACTIVITIES
     Proceeds from sale of equipment                    34,100          13,000             500
     Payments for other assets                         (64,100)       (187,200)       (382,700)
     Purchase of property and equipment               (353,500)       (653,500)     (1,429,100)
                                                   -----------     -----------     -----------

NET CASH USED FOR INVESTING
     ACTIVITIES                                       (383,500)       (827,700)     (1,811,300)
                                                   -----------     -----------     -----------

FINANCING ACTIVITIES
     Principal payments on long-term debt             (171,700)       (210,400)       (145,700)
     Proceeds from long-term debt borrowings            49,600       1,000,000         952,000
     Proceeds from issuance of common stock                  -               -          15,700
                                                   -----------     -----------     -----------

NET CASH FROM (USED FOR)
     FINANCING ACTIVITIES                             (122,100)        789,600         822,000
                                                   -----------     -----------     -----------

NET CHANGE IN CASH AND CASH
     EQUIVALENTS                                    (1,017,200)        775,400          11,100

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                               1,329,500         554,100         543,000
                                                   -----------     -----------     -----------

CASH AND CASH EQUIVALENTS AT
     END OF YEAR                                   $   312,300     $ 1,329,500     $   554,100
                                                   -----------     -----------     -----------

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
    YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

                                                                                      1998        1997         1996
                                                                                   ---------    ---------    --------

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
         Cash payments for
             Income taxes, net of refunds                                          $ 217,500    $ 180,800    $815,700
             Interest, less capitalized
                 interest of $49,000 in 1996                                         254,700      232,000     107,400
                                                                                   =========    =========    ========


SUPPLEMENTAL SCHEDULE OF
     NONCASH INVESTING AND
     FINANCING ACTIVITIES

         Capital lease obligation incurred
             for use of new equipment                                              $  65,900    $  69,000    $249,600
                                                                                   =========    =========    ========

         Contract for deed incurred for
             purchase of land                                                                   $  62,500
                                                                                                =========

         Purchase of assets, net of liabilties assumed, of Holiday Inn Sunspree
             Resort:
                 Fair value of assets acquired                                                  $ 156,900
                 Liabilities assumed                                                             (104,300)
                                                                                                ---------

                 Cash paid                                                                      $  52,600
                                                                                                =========

         Refinancing of long-term debt                                                                       $925,000
                                                                                                             ========

                See notes to consolidated financial statements.

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
    YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Dynamic Homes, Inc., its wholly-owned subsidiary, Shagawa Resort, Inc., and three additional wholly-owned subsidiaries which had no significant operations during 1998, 1997, and 1996. All significant intercompany accounts and transactions have been eliminated.

PRINCIPAL BUSINESS ACTIVITY

Dynamic Homes, Inc. manufactures modular, preconstructed buildings for single-family, multiple-family and commercial use. Commercial operations include the manufacture of preconstructed office buildings, motels and apartments.

Shagawa Resort, Inc. (a wholly-owned subsidiary) owns a hotel/resort which opened in May 1996. The resort was managed by an unrelated party through a management agreement with the Company through March 1997, at which time management of the resort was assumed by the Company.

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

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost of work in process and finished goods inventories includes materials, labor and factory overhead.

REVENUE RECOGNITION

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
    YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

Sales of Dynamic Homes, Inc. are recognized and recorded upon delivery of the finished product. Sales of Shagawa Resort, Inc. are recognized and recorded upon delivery of service.

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
    YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

DEPRECIATION

Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

         Land improvements                                7-20 years
         Buildings                                       15-39 years
         Machinery and equipment                          3-10 years
         Capitalized leases                               7-10 years

Amortization of the capitalized leased assets is included with depreciation.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents and accounts receivable approximate fair value because of the short maturity of these instruments.

The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for bank loans with similar items and average maturities. The carrying amount of long-term debt approximates the estimated fair value at December 26, 1998 and December 27, 1997.

AMORTIZATION

Included in other assets are costs associated with obtaining financing which are being amortized on the straight-line basis over the life of the loans. Also included are organization, start-up costs and goodwill related to the acquisition of Shagawa Resort, Inc., which are being amortized on the straight-line method over their estimated useful lives.

During 1998, the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities', which requires companies to expense the cost of start-up activities as incurred. In accordance with the provisions of the statement, unamortized amounts of previously capitalized costs have been charged to operations as of the beginning of the year in which the statement was adopted. The provisions of the statement require implementation for years beginning after December 15, 1998, however, the Company has elected to adopt the statement early.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, property and equipment, other assets, and accrued expenses, for financial and income tax reporting. The deferred tax assets and liabilities represent future tax return

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
    YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

ADVERTISING COSTS


Costs incurred for producing and distributing advertising are expensed as incurred. The Company incurred advertising costs of $188,300 in 1998, $148,000 in 1997, and $60,000 in 1996.

FISCAL YEAR

The reporting period for the Company ends on the last Saturday of December each year, with the exception of Shagawa Resort, Inc. which has a reporting year ending on December 31. The year ended December 26, 1998 contained 52 weeks, the year ended December 27, 1997 contained 52 weeks, and the year ended December 28, 1996 contained 52 weeks.

INCOME PER COMMON SHARE

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. Weighted average outstanding common shares were 2,241,000 in 1998, 2,241,000 in 1997, and 2,223,000 in 1996.

Diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year plus the incremental shares that are outstanding upon the exercise of dilutive stock options.

During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share, instead of primary earnings per share and fully diluted earnings per share as previously required. In accordance with the provisions of the statement, income per share for 1996 has been restated.


NOTE 2 - INVENTORIES

                                  1998          1997
                            ----------    ----------

         Raw materials      $  832,000    $  806,300
         Work in process       155,600       127,400
         Finished goods      1,379,600       554,600
                            ----------    ----------

                            $2,367,200    $1,488,300
                            ==========    ==========

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------


NOTE 3 - OTHER ASSETS

                                              1998          1997
                                            ---------     ---------

         Capitalized debt expense           $ 218,900     $ 228,500
         Organization and start-up costs            -       186,300
         Goodwill                             119,400       119,400
         Replacement reserve account          100,800        46,500
         Other                                 22,400        25,300
                                            ---------     ---------
                                              461,500       606,000
         Less accumulated amortization        (40,200)      (76,300)
                                            ---------     ---------

                                            $ 421,300     $ 529,700
                                            =========     =========

NOTE 4 - PROPERTY AND EQUIPMENT

                                             1998            1997
                                          -----------     -----------

         Land and improvements            $   401,500     $   379,800
         Buildings                          3,700,100       3,680,400
         Machinery and equipment            2,660,200       2,527,500
                                          -----------     -----------
                                            6,761,800       6,587,700
         Less accumulated depreciation     (2,183,500)     (1,984,000)
                                          -----------     -----------

                                          $ 4,578,300     $ 4,603,700
                                          ===========     ===========

NOTE 5 - LEASES

The Company leases equipment under long-term capital lease agreements. The lease agreements provide for varying monthly payments through July 2003.

                                                    1998          1997
                                                  ---------     ---------

         Capitalized leased assets consist of:

         Equipment                                $ 393,100     $ 321,600
         Less accumulated amortization             (109,700)      (58,700)
                                                  ---------     ---------

                                                  $ 283,400     $ 262,900
                                                  =========     =========

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

Minimum lease payments for the capital leases in future years are as follows:

         Years Ending December
         ------------------------------

                 1999                                               $ 80,500
                 2000                                                 80,500
                 2001                                                142,300
                 2002                                                 41,900
                 2003                                                 22,700
                                                                   ----------
                 Total minimum lease payments                        367,900
                     Less interest                                   (76,100)
                                                                   ----------

                 Present value of minimum lease
                     payments - Note 6                             $ 291,800
                                                                   ==========


NOTE 6 - NOTE PAYABLE AND LONG-TERM DEBT

The Company has available a line of credit which is secured by inventories and receivables. The credit available is based on specified percentages of inventories and receivables to a maximum of $1,500,000 in 1998 and 1997. As of December 26, 1998, and December 27, 1997, there were no borrowings outstanding under the line of credit. Borrowings under the line of credit bear interest at a variable rate (7.75% at December 26, 1998) and there are no compensating balance requirements.

Long-term debt consists of:

                                                                                       1998             1997
                                                                                    -----------     ------------

Variable rate note payable (8.75% at December 26, 1998), due in monthly installments of $8,200, including interest, to September 2006, when the remaining balance is due, secured by substantially all assets of
     Shagawa Resort, Inc.                                                           $   882,900     $   902,000

7.32% note payable, due in monthly installments of $7,556, including interest, until August 2016, secured by substantially all assets of Shagawa Resort,
     Inc., and a partial guarantee
     of the Small Business Administration                                               895,500         919,700

8.25% note payable, due in monthly installments of $6,000, including interest, to April 2002, at which time the balance is due, secured by
     real estate and equipment                                                          576,500         599,900

8.25% note payable, due in monthly installments of $1,819, including interest, to April 2002, when the remaining balance is due, secured
     by second mortgage on building                                                     176,800         183,700

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------


8% note payable, due in varying monthly
     installments, including interest, to March
     2002, secured by equipment                                                         136,900         174,100

Capitalized lease obligations, secured by leased
     assets - Note 5                                                                    291,800         268,400

6.5% contract for deed, due in annual installments of $10,500, plus interest, to
     August 2001, with a final payment of $15,500, plus interest,
     due August 2002, secured by land                                                    47,000          57,500

4.9% note payable, due in monthly installments of $1,479, including interest, to
     June 2001, secured
     by equipment                                                                        41,800               -

Other                                                                                       200             300
                                                                                    -----------     -----------
                                                                                      3,049,400       3,105,600
Less current maturities                                                                (196,900)       (154,200)
                                                                                    -----------     -----------

                                                                                    $ 2,852,500     $ 2,951,400
                                                                                    ===========     ===========

                    Long-term debt maturities are as follows:


             Years Ending December
             --------------------------

                     1999                                            $196,900
                     2000                                             217,200
                     2001                                             284,500
                     2002                                             764,600
                     2003                                              86,100
                     Thereafter                                     1,500,100
                                                    --------------------------

                                                                   $3,049,400
                                                    ==========================

NOTE 7 - CUSTOMER DEPOSITS

Customer deposits of $199,500 at December 26, 1998 and $177,100 at December 27, 1997 consisted of advance payments from customers for sales to be recognized in the following year. Sales to be recognized in 1999 related to customer deposits at December 26, 1998 are estimated to be $2,736,800.

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------


                                    1998        1997
                                  --------    --------

Salaries, wages and vacations     $259,500    $220,600
Taxes, other than income taxes      97,300      96,100
Warranty                            72,300      74,400
Other                              209,800     134,500
                                  --------    --------

                                  $638,900    $525,600
                                  ========    ========

NOTE 9 - STOCK OPTION PLAN

The Company approved a new stock option plan in 1996, authorizing the use of 400,000 shares for the plan. During 1996, 240,000 options were granted; 200,000 to officers and directors at $2.3125 per share and 40,000 shares to various employees at $2.1562 per share. No options were exercised during 1998 or 1997, however during 1997, 25,000 of options to officers and 10,000 of options to employees were forfeited as a result of the respective individuals' separation from the Company.

The Company has adopted provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation cost related to options granted in 1996 had no effect on net income or income per share.

The fair value of each option grant was estimated on the date of grant in 1996 using the Black-Scholes option pricing model with the following weighted-average options: a risk-free interest rate of 6.5 percent, expected volatility of 28.77 percent, and no dividend yield. The assumption regarding the stock options issued to officers, directors, and employees in 1996 was that 100 percent of such options vested in 1996.

In 1991, the Company's board of directors granted options to five members of the Board of Directors for 25,000 shares each at an option price of $.625 per share. During 1996, options for 25,000 shares were exercised and as of December 28, 1996, all of the options had been exercised.


NOTE 10 - SALES

                              1998           1997           1996
                           -----------    -----------    -----------

Single-family              $ 9,924,800    $ 9,681,600    $ 9,707,900
Multi-family/commercial        989,300        617,300      1,280,900
Transportation                 645,000        568,400        646,100
Other                          409,900        369,300        340,400
Resort                       1,936,300      1,622,400        196,900
                           -----------    -----------    -----------

                           $13,905,300    $12,859,000    $12,172,200
                           ===========    ===========    ===========

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

NOTE 11 - COST OF SALES

                     1998           1997           1996
                  -----------    -----------    ----------

Materials         $ 6,261,600    $ 5,964,900    $6,074,900
Labor               1,073,300      1,001,600     1,024,200
Overhead            1,358,500      1,336,200     1,293,800
Transportation        863,100        749,900       814,000
Resort              1,098,100        951,900             -
                  -----------    -----------    ----------

                  $10,654,600    $10,004,500    $9,206,900
                  ===========    ===========    ==========

NOTE 12 - OPERATING EXPENSES

                     1998         1997            1996
                  ----------    ----------    ----------

Marketing         $  602,900    $  537,400    $  433,300
Administration     1,741,100     1,602,600       931,700
                  ----------    ----------    ----------

                  $2,344,000    $2,140,000    $1,365,000
                  ==========    ==========    ==========

NOTE 13 - INCOME TAXES

Net deferred tax assets and liabilities consist of the following components as of December 26, 1998 and December 27, 1997:

                                        1998       1998
                                      --------    -------

Deferred tax assets
     Receivable allowances            $ 24,000    $16,000
     Book/tax inventory adjustment      30,000     16,000
     Intangible and other assets        53,000          -
     Accrued expenses                   89,000     67,000
                                      --------    -------

                                      $196,000    $99,000
                                      ========    =======

Deferred tax liabilities
     Property and equipment           $129,000    $77,000
     Intangible and other assets             -      3,000
                                      --------    -------

                                      $129,000    $80,000
                                      ========    =======

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

The deferred tax amounts described above have been included in the accompanying balance sheets as of December 26, 1998 and December 27, 1997 as follows:

                             1998         1997
                          ---------     --------

Current assets            $ 143,000     $ 99,000
Noncurrent liabilities      (76,000)     (80,000)
                          ---------     --------

                          $  67,000     $ 19,000
                          =========     ========

The provision (benefit) for income taxes charged to operations for the years ended December 26, 1998, December 27, 1997, and December 28, 1996 consists of the following:

                                                 1998          1997        1996
                                               ---------     --------    --------

Current expense
     Continuing operations                     $ 316,000     $185,000    $590,000
     Cumulative effect of accounting change      (56,000)           -           -
Deferred tax expense (benefit)                   (48,000)      42,000       4,000
                                               ---------     --------    --------

                                               $ 212,000     $227,000    $594,000
                                               =========     ========    ========

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 26, 1998, December 27, 1997, and December 28, 1996 due to the following:

                                          1998          1997         1996
                                        ---------     --------    ---------

Income tax computed at federal
     statutory rates                    $ 235,000     $190,000    $ 511,000
State taxes, net of federal
     tax benefit                           25,000       21,000       77,000
Change in income taxes
     resulting from:
     Non-deductible expenses              (22,000)       4,000        8,000
     Book/tax receivable adjustment        (8,000)           -            -
     Book/tax inventory adjustment        (14,000)           -      (11,000)
     Book/tax other asset adjustment      (56,000)       3,000            -
     Book/tax property and
         equipment adjustment              52,000        9,000        9,000
                                        ---------     --------    ---------

                                        $ 212,000     $227,000    $ 594,000
                                        =========     ========    =========

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company had sales totaling approximately $868,000 in 1998, $633,900 in 1997, and $221,900 in 1996 to members of the board of directors and entities owned by Board members. At December 26, 1998 and December 27, 1997, the Company had accounts receivable of $115,100 and $48,900, respectively, relating to these sales.

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996

--------------------------------------------------------------------------------

NOTE 15 - MAJOR CUSTOMERS

Dynamic Homes, Inc. and Subsidiaries derived approximately 15 percent of its revenue from one customer during the year ended December 26, 1998; 12 percent of its revenue from one customer during the year ended December 27, 1997; and 12 percent from one customer during the year ended December 28, 1996.

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) plan which covers all employees who meet eligibility requirements of being actively employed at year end. Under the terms of the plan, employees may contribute 1 percent to 5 percent of their annual salary, up to the maximum allowed by Internal Revenue Service regulations. The Company's contribution to the plan, as determined by the board of directors, is discretionary but may not exceed 100 percent of the employees' contribution. The Company contributed $8,100 to the plan for the year ended December 26, 1998, $7,000 for the year ended December 27, 1997, and $7,600 for the year ended December 28, 1996.

NOTE 17 - BUSINESS SEGMENTS

The Company operates in two business segments: Dynamic Homes, Inc, which manufactures modular, pre-constructed buildings; and Shagawa Resort, Inc., which owns and operates a hotel/resort in northern Minnesota.

Information concerning the operations, net of eliminations, in these business segments as of December 26, 1998, December 27, 1997, and December 28, 1996 are as follows:

                                         Dynamic        Shagawa
                                       Homes, Inc.    Resort, Inc.   Consolidated
                                       -----------    -----------    ------------
Year ended December 26, 1998:

  Sales                                $11,969,000    $ 1,936,300    $13,905,300
  Gross profit                           2,412,500        838,200      3,250,700
  Income (loss) from operations            954,200        (47,500)       906,700
  Interest expense                         121,900        147,200        269,100
  Net income (loss) before cumulative
      effect of accounting change          928,100       (192,200)       735,900

  Depreciation                             266,900        163,200        430,100
  Amortization                               5,100         17,800         22,900

  Total assets                           6,124,100      3,301,100      9,425,200
  Capital expenditures, including
      capital lease obligations            365,500         53,900        419,400

                                        Dynamic        Shagawa
                                       Homes, Inc.    Resort, Inc.    Consolidated
                                       -----------    ------------    ------------

Year ended December 27, 1997:

    Sales                              $11,236,600    $ 1,622,400     $12,859,000
    Gross profit                         2,183,900        670,600       2,854,500
    Income (loss) from operations          843,000       (128,500)        714,500
    Interest expense                        89,400        147,900         237,300
    Net income (loss)                      548,900       (219,800)        329,100

    Depreciation                           220,600        155,800         376,400
    Amortization                             5,300         54,100          59,400

    Total assets                         5,363,400      3,518,100       8,881,500
    Capital expenditures, including
        capital lease obligations          646,300         76,200         722,500

Year ended December 28, 1996:

    Sales                              $11,975,300    $   196,900     $12,172,200
    Gross profit                         2,768,400        196,900       2,965,300
    Income (loss) from operations        1,499,700        100,600       1,600,300
    Interest expense                        24,400         95,700         120,100
    Net income (loss)                      899,900          8,200         908,100

    Depreciation                           168,300         75,600         243,900
    Amortization                             1,800         16,900          18,700

    Total assets                         4,179,800      3,440,000       7,619,800
    Capital expenditures, including
        capital lease obligations          498,100      1,180,600       1,678,700

NOTE 18 - COMMITMENT

EQUIPMENT PURCHASE COMMITMENT

The Company has entered into an agreement to purchase transportation equipment for delivery in April 1999. The cost of the equipment is $71,200 and is expected to be financed with long-term debt.





                   (Balance of page left intentionally blank)

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and officers of the Registrant is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held on June 28, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Executive compensation information is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held on June 28, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on March 15, 1999.

         Title      Name & Address of           Number of         Percent
         of Class   Beneficial Owner            Shares Owned     of Class (3)
         --------   ----------------            ------------     -------------

         Common     D. Raymond Madison          673,352  (1)        27.53
                    PO Box 6120
                    Brainerd, Minnesota 56401

         Common     HCI Investment Company      130,000  (2)         5.32
                    One St. Augustine Drive
                    Highway 77
                    Winnebago, Nebraska 68071

         (1) Includes 80,609 shares outstanding in the name of Mr. Madison's wife and options to purchase 50,000 shares exercisable within 60 days of March 15, 1999.

         (2) Information as identified in Schedule 13D as filed by HCI Investment Company with the Securities and Exchange Commission on December 15, 1997.

         (3) Includes 205,000 available but unexercised options available to officers, directors and various employees.

         (B)   SECURITY OWNERSHIP OF MANAGEMENT:

         The following table sets forth as of March 15, 1999, information concerning the beneficial ownership of common stock held by all directors and officers and all directors and officers of the Company as a group:

         Name of                                                     Percent
         Beneficial Owner                    Common Shares           of Class
         ----------------                    -------------           --------
         D. Raymond Madison                   673,352   (1)            27.53
         Clyde R. Lund, Jr.                    64,774   (2)             2.65
         Israel Mirviss                        49,500   (2)             2.02
         Ronald L. Gustafson                   50,300   (2)             2.05
         Peter K. Pichetti                     25,000   (2)             1.02
         Glenn R. Anderson                     30,000   (2)             1.23
         Eldon R. Matz                          9,000   (3)              .37

         All directors and officers
           as a group (7 persons)             901,926   (4)            36.87



         (1) Includes 80,609 shares outstanding in the name of Mr. Madison's wife and options to purchase 50,000 shares exercisable within 60 days of March 15, 1999.

         (2) Includes options to purchase 25,000 shares exercisable within 60 days of March 15, 1999.

         (3) Includes options to purchase 5,000 shares exercisable within 60 days of March 15, 1999.

         (4) Includes options to purchase 180,000 shares exercisable within 60 days of March 15, 1999.


         (C)  CHANGES IN CONTROL:

                  The Company knows of no contractual arrangements that may at a subsequent date result in a change in control of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         Reference Notes to Consolidated Financial Statements, Note 14 page 32 of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (A)  1. FINANCIAL STATEMENTS - Included in Part II, Item 8
                                                                                                Page
                                                                                                ----
                        Independent Auditor's Report                                             18
                        Consolidated Balance Sheets at December 26, 1998 and
                                    December 27, 1997                                            19
                        Consolidated Statements of Operations for the years ended
                                    December 26, 1998, December 27, 1997
                                    and December 28, 1996                                        20
                        Consolidated Statements of Stockholders' Equity for the years ended December 26, 1998, December 27, 1997 and
                                    December 28, 1996                                            21
                        Consolidated Statements of Cash Flows for the years ended
                                    December 26, 1998, December 27, 1997
                                    and December 28, 1996                                   22 - 23
                        Notes to Consolidated Financial Statements                               24

                   2. FINANCIAL STATEMENT SCHEDULE - Included in Part IV

                        Schedule V - Property and Equipment                                      39
                        Schedule VI - Accumulated Depreciation of Property and Equipment         40
                        Schedule VIII - Valuation and Qualifying Accounts                        41
                        Schedule IX - Short-term Borrowings                                      42
                        Schedule X - Supplementary Income Statement Information                  43

            Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.








                   (Balance of page left intentionally blank)

                  3. EXHIBITS:

                         (3) Articles of Incorporation and Bylaws incorporated by reference to Form 10-K as filed for the year ended December 27, 1986. **

                        (13)      Annual Report to Security Holders. **

                        (21)      Subsidiaries of Dynamic Homes, Inc.:
                                     21.1 Dynamic Homes of Fargo/Moorhead, Inc.
                                          - Inactive
                                     21.2 Dynamic Homes of Dakota, Inc.
                                          - Inactive
                                     21.3 Rapid Building Systems, Inc.
                                          - Inactive
                                     21.4 Shagawa Resort, Inc.

                        **  -  Omitted


            (B)  REPORTS ON FORM 8-K:

                        No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.










                   (Balance of page left intentionally blank)

                               DYNAMIC HOMES, INC.
                       SCHEDULE V - PROPERTY AND EQUIPMENT
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996


                                      Balance                                        Balance
                                     Beginning     Additions       Retirements         End
                                      of Year       at Cost       and Transfers      of Year
                                     ---------     ---------      -------------      -------

Year Ended December 28, 1996:
  Dynamic Homes, Inc.
    Land and Improvements           $  129,900    $    36,600      $ ( 1,200)     $  165,300
    Buildings                          961,900         17,100         (11,700)       967,300
    Machinery and Equipment          1,305,100        347,900         (33,700)     1,619,300
    Construction in Progress             4,800         99,100         103,900
  Shagawa Resort, Inc.
    Land and Improvements              159,800        169,400               -        329,200
    Buildings                                -      2,092,400               -      2,092,400
    Furniture, Fixtures & Equip              -        612,800               -        612,800
    Construction on Progress         1,694,200              -      (1,694,200)             -
                                    ----------    -----------     -----------     ----------
                                    $4,255,700    $ 3,375,300     $(1,740,800)    $5,890,200
                                    ==========    ===========     ===========     ==========

Year Ended December 27, 1997:
  Dynamic Homes, Inc.
    Land and Improvements           $  165,300    $    54,700         $     -     $  220,000
    Buildings                          967,300        438,900          (5,400)     1,400,800
    Machinery and Equipment          1,619,300        319,200         (82,300)     1,856,200
    Construction in Progress           103,900                       (103,900)             -
  Shagawa Resort, Inc.
    Land and Improvements              329,200         11,900        (181,300)       159,800
    Buildings                        2,092,400        187,200               -      2,279,600
    Furniture, Fixtures & Equip        612,800         58,800            (300)       671,300
                                    ----------    -----------     -----------     ----------
                                    $5,890,200    $ 1,070,700     $  (373,200)    $6,587,700
                                    ==========    ===========     ===========     ==========

Year Ended December 26, 1998:
  Dynamic Homes, Inc.
    Land and Improvements           $  220,000    $    21,700         $     -     $  241,700
    Buildings                        1,400,800          2,200          (2,300)     1,400,700
    Machinery and Equipment          1,856,200        328,400        (243,100)     1,941,500
    Construction in Progress                 -         13,100                         13,100
  Shagawa Resort, Inc.
    Land and Improvements              159,800              -               -        159,800
    Buildings                        2,279,600         19,800               -      2,299,400
    Furniture, Fixtures & Equip        671,300         34,400            (100)       705,600
                                    ----------    -----------     -----------     ----------
                                    $6,587,700    $   419,600     $  (245,500)    $6,761,800
                                    ==========    ===========     ===========     ==========

                               DYNAMIC HOMES, INC.
             SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND
                                   EQUIPMENT
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996


                                      Balance                                   Balance
                                     Beginning    Additions     Retirements       End
                                      of Year      at Cost     and Transfers    of Year
                                     ---------    ---------    -------------    -------
Year Ended December 28, 1996
  Dynamic Homes, Inc.
    Land and Improvements           $   45,900    $   4,900     $    (1,200)    $   49,600
    Buildings                          458,000       32,200          (7,800)       482,400
    Machinery and Equipment            965,800      131,300         (31,300)     1,065,800
  Shagawa Resort, Inc.
    Land and Improvements                    -        5,600               -          5,600
    Buildings                                -       26,200               -         26,200
    Furniture, Fixtures & Equip              -       43,800               -         43,800
                                    ----------    ---------     -----------     ----------
                                    $1,469,700    $ 244,000     $   (40,300)    $1,673,400
                                    ==========    =========     ===========     ==========

Year Ended December 27, 1997:
  Dynamic Homes, Inc.
    Land and Improvements           $   49,600    $   8,100         $     -     $   57,700
    Buildings                          482,400       39,700          (5,400)       516,700
    Machinery and Equipment          1,065,800      172,900         (60,400)     1,178,300
  Shagawa Resort, Inc.
    Land and Improvements                5,600       11,700               -         17,300
    Buildings                           26,200       52,300               -         78,500
    Furniture, Fixtures & Equip         43,800       91,700               -        135,500
                                    ----------    ---------     -----------     ----------
                                    $1,673,400    $ 376,400     $   (65,800)    $1,984,000
                                    ==========    =========     ===========     ==========

Year Ended December 26, 1998:
  Dynamic Homes, Inc.
    Land and Improvements           $   57,700    $  10,600         $     -     $   68,300
    Buildings                          516,700       45,800          (2,300)       560,200
    Machinery and Equipment          1,178,300      210,400        (228,300)     1,160,400
  Shagawa Resort, Inc.
    Land and Improvements               17,300       12,200               -         29,500
    Buildings                           78,500       52,700               -        131,200
    Furniture, Fixtures & Equip        135,500       98,400               -        233,900
                                    ----------    ---------     -----------     ----------
                                    $1,984,000    $ 430,100     $  (230,600)    $2,183,500
                                    ==========    =========     ===========     ==========

                               DYNAMIC HOMES, INC.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996


Transactions in the allowance for doubtful accounts during the years ended December 26, 1998, December 27, 1997 and December 28, 1996 were as follows:


                                 Balance     Provision      Accounts           Balance
                               Beginning     Charged to   Chgd. Off Net        End
                                 of Year     Operations   of Recoveries        of Year
                               ---------     ----------   -------------        -------

Year Ended December 28, 1996    $35,000       $ 6,000       $ ( 1,000)         $40,000

Year Ended December 27, 1997    $40,000       $ 5,000       $       0          $45,000

Year Ended December 26, 1998    $45,000       $16,000       $ ( 1,000)         $60,000














                   (Balance of page left intentionally blank)

                               DYNAMIC HOMES, INC.
                       SCHEDULE IX - SHORT TERM BORROWINGS
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996


            The amounts reported represent amounts owed under a line of credit.


                                                                                         Average           Weighted
                                              Weighted            Maximum              Month End            Average
                                               Average          Borrowing              Borrowing           Interest
                                Balance       Interest        Outstanding            Outstanding               Rate
                                    End        Rate at         During the             During the         During the
                           of Year  (1)       Year End               Year              Year  (2)          Year  (3)
                           ------------       --------        -----------            -----------         ----------

Year Ended
December 28, 1996               $   -0-          8.50%           $285,000               $ 35,000              8.60%

Year Ended
December 27, 1997               $   -0-          8.50%           $360,000               $ 57,000              8.50%

Year Ended
December 26, 1998               $   -0-          7.75%           $820,000              $ 153,000              8.50%


(1) Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based on specified percentages of inventories and receivables. On May 1, 1998, the Company renewed its credit line for a period of two years. The renewed credit line has maximum available borrowings to $1,500,000 at the bank's prime rate (7.75% at December 26, 1998). As of December 26, 1998, the Company did not have any outstanding borrowings under the line of credit agreement and there are no compensating balance requirements.

(2) Average amounts outstanding during the period are computed as an average of the month-end balances.

(3) For the periods presented the interest on the Company's short-term debt fluctuated with the prime rate. The weighted average interest rate was computed based upon the effective rate under the loan agreement in affect.

                               DYNAMIC HOMES, INC.
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996


                                      Maintenance       Taxes, Other Than         Advertising /
                                      and Repairs      Payroll and Income       Promotion Expense
                                      -----------      ------------------       -----------------

   Year Ended December 28, 1996         $ 243,400            $  111,400            $ 190,800

   Year Ended December 27, 1997         $ 290,700 (1)        $  212,500 (1)        $ 353,600

   Year Ended December 26, 1998         $ 293,900 (2)        $  250,600 (2)        $ 405,900 (2)


            Amounts include the following Shagawa Resort, Inc. valuations:

                                                          (1)         (2)
                                                          ---         ---
            Maintenance and Repairs                    $  75,900   $  90,200
            Real Estate Taxes                             99,900     123,800
            Advertising and Promotion Expense             90,600      91,900

Royalties, amortization of intangible assets, preoperating costs and similar deferrals are not set forth, as such items do not exceed one percent of net sales as shown in the consolidated statement of operations (Note 3).






                   (Balance of page left intentionally blank)

                                   SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




----------------------------------             --------------------------------
GLENN R. ANDERSON,                             ISRAEL MIRVISS,
PRESIDENT                                      DIRECTOR



----------------------------------             --------------------------------
D. RAYMOND MADISON,                            RONALD L. GUSTAFSON,
CHAIRMAN OF THE BOARD                          DIRECTOR




----------------------------------             --------------------------------
CLYDE R. LUND JR.,                             PETER K. PICHETTI,
SECRETARY                                      DIRECTOR




----------------------------------
ELDON R. MATZ,
CONTROLLER & TREASURER

DATED:  MARCH 22, 1999