Form 10-Q
period 1999-03-31
DYNAMIC HOMES INC
filed 1999-05-17
CIK 225278

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarter Year Ended        March 31, 1999
                           ----------------------------

Commission File Number                0-8585
                           -----------------------------------

                               Dynamic Homes, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                      41-0960127
--------------------------------             -----------------------------------
(State of Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation of Organization)

                  525 Roosevelt Avenue, Detroit Lakes, MN 56501
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (218) 847-2611
            ---------------------------------------------------------
               (Registrant's Telephone Number Including Area Code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                         YES ____X____     NO _________

As of March 31, 1999, 2,240,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a plan to repurchase up to 100,000 shares of its outstanding common stock. As of March 31, 1999, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available unexercised options have been excluded from the common shares outstanding.

                                     PART I.
Item 1. Financial Statements

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                     Three Months
                                                                     ------------
                                                 Dynamic        Shagawa
                                               Homes, Inc.    Resort, Inc.    Consolidated       3/31/98
                                              ------------    ------------    ------------    ------------
Sales (Note 10)                               $  1,448,000    $    363,000    $  1,811,000    $  1,058,000

Cost of Sales (Note 11)                          1,353,000         237,000       1,590,000         907,000
                                              ------------    ------------    ------------    ------------

Gross Profit                                        95,000         126,000         221,000         151,000

Operating Expenses (Note 12)                       316,000         219,000         535,000         513,000
                                              ------------    ------------    ------------    ------------

Operating Income (Loss)                           (221,000)        (93,000)       (314,000)       (362,000)

Other (Income) Expense
     Interest Expense                               31,000          36,000          67,000          69,000
     Other, Net                                    (14,000)         (1,000)        (15,000)        (23,000)
                                              ------------    ------------    ------------    ------------
          Total Other (Income) Expense              17,000          35,000          52,000          46,000

Income (Loss) Before Taxes and Cumulative
     Effect of Accounting Change                  (238,000)       (128,000)       (366,000)       (408,000)

Income Tax (Provision) Benefit                      95,000          51,000         146,000         163,000
                                              ------------    ------------    ------------    ------------

Income (Loss) Before Cumulative Effect
     of Accounting Change                         (143,000)        (77,000)       (220,000)       (245,000)

Cumulative Effect of Accounting Change
     (net of income tax of $56,000 in 1998)             --              --              --         (94,000)
                                              ------------    ------------    ------------    ------------

Net Income (Loss)                             $   (143,000)   $    (77,000)   $   (220,000)   $   (339,000)
                                              ============    ============    ============    ============

Basic Income (Loss) Per Common Share
     Income (Loss) before cumulative effect
          of accounting change                $      (0.06)   $      (0.03)   $      (0.10)   $      (0.11)
     Cumulative effect of accounting change             --              --              --           (0.04)
                                              ------------    ------------    ------------    ------------
     Net Income (Loss)                        $      (0.06)   $      (0.03)   $      (0.10)   $      (0.15)
                                              ============    ============    ============    ============
Diluted Income (Loss) Per Common Share
     Income (Loss) before cumulative effect
          of accounting change                $      (0.06)   $      (0.03)   $      (0.10)   $      (0.11)
     Cumulative effect of accounting change             --              --              --           (0.04)
                                              ------------    ------------    ------------    ------------
     Net Income (Loss)                        $      (0.06)   $      (0.03)   $      (0.10)   $      (0.15)
                                              ============    ============    ============    ============
Weighted Basic Average Number of
Shares Outstanding                               2,240,850       2,240,850       2,240,850       2,240,850
                                              ============    ============    ============    ============
Weighted Diluted  Average Number of
Shares Outstanding                               2,240,850       2,240,850       2,240,850       2,242,000
                                              ============    ============    ============    ============
Dividends per Common Share                            None            None            None            None
                                              ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1999 AND DECEMBER 26, 1998
                                   (Unaudited)

                                                   Dynamic        Shagawa
                                                 Homes, Inc.    Resort, Inc.    Eliminations    Consolidated      12/26/98
                                                ------------    ------------    ------------    ------------    ------------
ASSETS
Current Assets:
     Cash & cash equivalents                    $   (120,000)   $     48,000    $         --    $    (72,000)   $    313,000
     Accounts receivable, less allowance
          for doubtful accounts, pledged             718,000              --              --         718,000       1,525,000
     Inventories pledged (Note 2)                  3,502,000          33,000              --       3,535,000       2,367,000
     Prepaid expenses (Note 5)                       130,000          12,000              --         142,000          78,000
     Deferred income taxes (Note 4)                  143,000              --              --         143,000         143,000
                                                ------------    ------------    ------------    ------------    ------------
          Total Current Assets                     4,373,000          93,000              --       4,466,000       4,426,000
Other Assets:
     Investment - Affiliates                       1,469,000              --      (1,469,000)             --              --
     Other assets (Note 8)                            29,000         391,000              --         420,000         421,000
                                                ------------    ------------    ------------    ------------    ------------
          Total Other Assets                       1,498,000         391,000      (1,469,000)        420,000         421,000
Property, Plant, & Equipment, at:
     Cost - pledged in part (Note 6)               3,655,000       3,166,000              --       6,821,000       6,762,000
     Less - accumulated depreciation              (1,855,000)       (436,000)             --      (2,291,000)     (2,184,000)
                                                ------------    ------------    ------------    ------------    ------------
          Net Property, Plant & Equipment          1,800,000       2,730,000              --       4,530,000       4,578,000
                                                ------------    ------------    ------------    ------------    ------------
     Total Assets                               $  7,671,000    $  3,214,000    $ (1,469,000)   $  9,416,000    $  9,425,000
                                                ============    ============    ============    ============    ============
LIABILITIES
Current Liabilities:
     Payables - Affiliates                      $         --    $  1,316,000    $ (1,316,000)   $         --    $         --
     Notes payable                                   125,000              --              --         125,000              --
     Current portion - long-tern debt                156,000          41,000              --         197,000         197,000
     Accounts payable                                577,000          35,000              --         612,000         350,000
     Customer deposits                               296,000              --              --         296,000         200,000
     Accrued expenses
          Salaries, Wages and vacations              222,000          21,000              --         243,000         260,000
          Taxes, other than income                   127,000          46,000              --         173,000          97,000
          Warranty                                    74,000              --              --          74,000          72,000
          Other                                       67,000           5,000              --          72,000         209,000
          Income taxes                               (99,000)        (51,000)             --        (150,000)          5,000
                                                ------------    ------------    ------------    ------------    ------------
               Total Current Liabilities           1,545,000       1,413,000      (1,316,000)      1,642,000       1,390,000
Long-Term Debt: (Note 7)
     Less current portion included above           1,086,000       1,725,000              --       2,811,000       2,853,000
                                                ------------    ------------    ------------    ------------    ------------
Deferred Income Taxes (Note 4)                        76,000              --              --          76,000          76,000
                                                ------------    ------------    ------------    ------------    ------------
     Total Liabilities                             2,707,000       3,138,000      (1,316,000)      4,529,000       4,319,000

STOCKHOLDERS' EQUITY
Investment - Parent                                       --         706,000        (706,000)             --              --
Common Stock, par value, $.10 per share
     Authorized, 5,000,000 shares; issued
     and outstanding, 2,284,000 in 1999
     and 1998                                        228,000              --              --         228,000         228,000
Paid-in capital in excess of par                     147,000              --              --         147,000         147,000
Retained earnings                                  4,733,000        (630,000)        553,000       4,656,000       4,875,000
Less Treasury stock - (43,080) shares               (144,000)             --              --        (144,000)       (144,000)
                                                ------------    ------------    ------------    ------------    ------------
          Total Stockholders' Equity               4,964,000          76,000        (153,000)      4,887,000       5,106,000
                                                ------------    ------------    ------------    ------------    ------------
     Total Liabilities & Stockholders' Equity   $  7,671,000    $  3,214,000    $ (1,469,000)   $  9,416,000    $  9,425,000
                                                ============    ============    ============    ============    ============

                 See notes to consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                     03/31/99         03/31/98
                                                                   ------------     ------------
Cash Flows From Operating Activities
     Net Income (Loss)                                             $   (220,000)    $   (245,000)
     Adjust to Reconcile Net Income or Loss
          Provided by (Used In) Operating Activities:
               Depreciation / Amortization                              114,000          117,000
               Provision for Doubtful Accounts                            6,000            2,000
               (Gain) Loss on Sales of Property & Equipment                  --               --
               Change in Assets & Liabilities:
                    (Increase) Decrease in Receivables                  795,000          565,000
                    (Increase) Decrease in Inventories               (1,168,000)      (1,929,000)
                    (Increase) Decrease in Prepaid Expenses             (64,000)         (69,000)
                    (Increase) Decrease in Deferred Income Tax               --               --
                    (Increase) Decrease in Other Assets                   1,000           (8,000)
                     Increase (Decrease) in Accounts Payable            262,000          483,000
                     Increase (Decrease) in Customer Deposits            96,000          157,000
                     Increase (Decrease) in Accrued Expenses            (76,000)         (18,000)
                     Increase (Decrease) in Income Tax Payable         (155,000)        (163,000)
                                                                   ------------     ------------

Net Cash Provided by (Used in) Operating Activities                    (409,000)      (1,108,000)

Cash Flows From Investing Activities
     Proceeds From Sale of Property & Equipment                              --               --
     Purchase of Property & Equipment                                   (59,000)        (102,000)
                                                                   ------------     ------------

Net Cash Provided by (Used in) Investing Activities                     (59,000)        (102,000)

Cash Flows From Financing Activities
     Net Borrowings (Payments) on Revolving Credit Agreements
          And Other Short-Term Financing                                125,000           75,000
     Principal Payments on Long-Term Borrowings Including
          Shagawa Resort                                                (42,000)         (32,000)
     Proceeds From Long-Term Borrowings / Leases                             --               --
                                                                   ------------     ------------

Net Cash Provided (Used in) Financing Activities                         83,000           43,000

Increase (Decrease) in Cash and Equivalents                        $   (385,000)    $ (1,167,000)
                                                                   ============     ============

Cash and Equivalents
     Beginning                                                     $    313,000     $  1,330,000
     Ending                                                        $    (72,000)    $    163,000

Supplemental Disclosures of Cash Flow Information
     Cash Payments for:
          Income Taxes                                             $      9,000     $      1,000
          Interest                                                 $     67,000     $     68,000

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and December 26, 1998 and the results of operations and cash flows for the three months ended March 31, 1999 and March 31, 1998.

Note 2. INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels at its manufacturing facility. Cost of sales value is determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the first quarter of 1999. Shagawa Resort, Inc. conducts a physical inventory at each month-end.

The breakdown of inventories is as follows:

                                   3/31/99          3/31/98
                                ------------     ------------
Finished Goods (Note 3)          $ 2,379,000      $ 2,245,000
Work In Process                      185,000          185,000
Raw Materials                        938,000          956,000
Shagawa Resort, Inc.                  33,000           32,000
                                ------------     ------------
     Total Inventories           $ 3,535,000      $ 3,418,000
                                ============     ============


Note 3. BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of March 31, 1999 and March 31, 1998, the Company's backlog of committed orders was approximately $5,014,000 and $6,513,000, respectively. As of December 26, 1998, the Company's backlog of orders was $2,737,000. The Company's order backlog at April 30, 1999 totals $4,965,000 compared to $7,419,000 on April 30, 1998. The backlog at April 30, 1998 included two projects consisting of 20 and 10 units each for Native American communities. The Company does not currently have any contracts pending with Native American communities. During periods of excess plant capacity, the Company supplements its production through the building of inventory units. As of April 30, 1999, 15 inventory units are available for sale compared to 20 inventory units at April 30, 1998. The inventory units have been excluded from all order backlog values.

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

Note 5. PREPAID EXPENSES

                                                        3/31/99      3/31/98
                                                       ---------    ---------
Advertising                                            $   4,000    $   7,000
Insurance                                                 90,000       92,000
Equipment, Supplies Inventory - Shagawa Resort, Inc.       9,000       10,000
Other                                                     39,000        7,000
                                                       ---------    ---------
                                                       $ 142,000    $ 116,000
                                                       =========    =========

Note 6. PROPERTY AND EQUIPMENT

                                                                 3/31/99          3/31/98
                                                              ------------     ------------
Dynamic Homes, Inc.
     Land and Improvements                                    $    241,000     $    220,000
     Buildings                                                   1,401,000        1,401,000
     Machinery and Equipment                                     1,971,000        1,870,000
     Construction in Process                                        42,000           78,000
Shagawa Resort, Inc.
     Land and Improvements                                         343,000          341,000
     Buildings                                                   2,116,000        2,105,000
     Machinery and Equipment                                       707,000          673,000
     Construction in Process                                            --               --
                                                              ------------     ------------
                                                                 6,821,000        6,688,000
Less: Accumulated Depreciation - Dynamic Homes, Inc.            (1,855,000)      (1,808,000)
          Accumulated Depreciation - Shagawa Resort, Inc.         (436,000)        (272,000)
                                                              ------------     ------------
                                                              $  4,530,000     $  4,608,000
                                                              ============     ============

Note 7. LONG-TERM DEBT

                                                                 3/31/99          3/31/98
                                                              ------------     ------------
Long-term debt (net of current maturity) consists of:
Detroit Lakes - Plant Expansion                               $    803,000     $    878,000
Leasing - Capitalized Cranes, Forklifts, & Trailers                246,000          218,000
Term Mortgage Agreement covering Shagawa
Resort Project (Note 9)                                          1,725,000        1,773,000
Other Notes and Contracts Payable                                   37,000           47,000
                                                              ------------     ------------
                                                              $  2,811,000     $  2,916,000
                                                              ============     ============

Note 8. OTHER ASSETS - NET

                                                                 3/31/99          3/31/98
                                                              ------------     ------------
Dynamic Homes, Inc.
 - Deferred Maintenance Expense                               $      6,000     $         --
 - Prepaid Debt Expense                                             16,000           20,000
 - Deposits                                                          7,000            6,000
Shagawa Resort, Inc.
 - Goodwill                                                        105,000          113,000
 - Prepaid Legal / Debt Expense                                    173,000          181,000
 - Asset Replacement Escrow                                        102,000           55,000
 - Other                                                            11,000            3,000
                                                              ------------     ------------
                                                              $    420,000     $    378,000
                                                              ============     ============

Included in other assets are costs associated with obtaining financing which are being amortized on the straight-line basis over the life of the loans. Also included are costs associated with goodwill and a mortgage asset replacement convenant related to the acquisition of Shagawa Resort, Inc.

During 1998, the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires companies to expense the cost of start-up activities as incurred. In accordance with the provisions of the statement, unamortized amounts of previously capitalized costs have been charged to operations as of the beginning of the year in which the statement was adopted. The provisions of the statement require implementation for years beginning after December 15, 1998, however, the Company has elected to adopt the statement early.

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

Note 10. - Sales

                                              1999                  1998
                                         ------------          ------------
Single-family                            $    768,000          $    635,000
Multi-family                                  518,000                    --
Transportation                                 88,000                40,000
Other                                          74,000                39,000
Resort                                        363,000               344,000
                                         ------------          ------------
                                         $  1,811,000          $  1,058,000
                                         ============          ============

Note 11 - Cost of Sales

                                             1999                  1998
                                         ------------          ------------
Materials                                $    759,000          $    370,000
Labor                                         136,000                55,000
Overhead                                      248,000                93,000
Transportation                                210,000               150,000
Resort                                        237,000               239,000
                                         ------------          ------------
                                         $  1,590,000          $    907,000
                                         ============          ============

Note 12 - Operating Expenses

                                             1999                  1998
                                         ------------          ------------
Marketing                                $    115,000          $    124,000
Administration                                420,000               389,000
                                         ------------          ------------
                                         $    535,000          $    513,000
                                         ============          ============

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                              Results of Operations
                   Three months ended March 31, 1999 and 1998

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.)

The Company's revenue from the manufacturing sector for the three months ended March 31, 1999 was $1,448,000, up $734,000 from the $714,000 recorded during the same period last year. Single-family revenues increased from $635,000 in 1998 to $768,000 for 1999. Multi-family and commercial activities during the first quarter of 1999 totaled $518,000. The first quarter of 1998 did not have any multi-family or commercial sales activity. Transportation and other (retail) revenue increased by $83,000 from $79,000 during 1998 to $162,000 for 1999. The increased revenue base during the first quarter of 1999 reflects new order activity associated with the conclusion of fall and winter promotional marketing programs.

Revenue associated with Shagawa Resorts, Inc. was $363,000 for 1999 versus $344,000 for 1998. Due to the location and seasonal nature of the resort business, sales are traditionally soft during the winter and early spring months but strengthen considerably during the summer tourist season.

COST OF SALES:

Dynamic Homes, Inc. 1999 gross profit (including transportation revenues and expenses) was $95,000 as compared with $46,000 for the first quarter of 1998. The gross profit percentage for 1999 is 6.6% versus 6.4% for 1998. When transportation revenue and expense are excluded, the gross profit percentage on product changes to 16.0% for 1999 and 23.1% for 1998. Even though the Company received good response from its fall and winter promotions, many of the new unit orders were not available for immediate production. Consequently, the Company experienced excess plant capacity during the early stages of 1999. This condition resulted in a significant level of unabsorbed plant overhead being charged to cost of sales. Material prices remained relatively stable during the first quarter of 1999. However, recent supply and demand pressure on several critical building components have begun to exert an upward trend in prices and reduced product availability. The Company is monitoring the situation and the impact these prices have on the Company's gross margin percentage.

Shagawa Resort, Inc. recorded a gross profit of $126,000 or an increase of $21,000 over the $105,000 reported during the first quarter of 1998. The improved gross margin reflects a higher average daily room rate and an improvement in the first quarter's occupancy rate.

OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include transportation, marketing, and administration increased by $83,000 over the 1998 level of $443,000 to $526,000 for 1999. However, due to the increased level of sales, overall operating expenses decreased from approximately 62.0% of sales in 1998 to approximately 36.3% of sales during 1999. Both 1999 delivery revenue and expense increased over the corresponding 1998 level. The increase of $60,000 in 1999 delivery expense reflects increased delivery and setting activities and maintenance and repairs to transportation equipment. Due to the rescheduling of the spring dealer meeting, marketing related expenses for 1999 decreased by $10,000 from $105,000 for 1998 to $95,000 for 1999. Administration and other expenses for the first quarter of 1999 total $221,000 versus $188,000 for 1998. The increase is primarily related to wage adjustments and an increase to the bad debt reserve.

Shagawa Resort, Inc. incurred operating expenses of $219,000 during 1999 and $220,000 during 1998. Overall, operating expenses decreased from 64.0% of sales during 1998 to 60.3% for 1999. The reduction is primarily attributed to the Company's adoption of statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (Note 8).

OPERATING INCOME:

The operating cycle for the first quarter of 1999 resulted in a consolidated operating loss of $314,000. During the same period of 1998, the Company reported a consolidated operating loss of $362,000. Dynamic Homes, Inc. incurred an operating loss of $221,000 while Shagawa Resort, Inc. incurred an operating loss of $93,000. The small improvement to the 1999 operating loss reflects the benefits associated with the increased revenue base.

NET NON-OPERATING INCOME AND EXPENSE:

Consolidated net non-operating expense for the first quarter of 1999 was $52,000 or $6,000 more than the $46,000 reported in 1998. Interest related expense for 1999 decreased $2,000 from $69,000 to $67,000. Interest expense associated with the financing of the Shagawa Resort, Inc. property generated $36,000 of interest expense for the first quarter of 1999. Dynamic Homes, Inc. incurred $31,000 of interest costs mainly associated with the capital lease financing of transportation and manufacturing equipment and a long-term financing package supporting the 1997 expansion of the manufacturing facility. Other income for 1999 and 1998 consists mainly of interest income generated from the Company's year-end cash and cash equivalents positions.

FEDERAL AND STATE INCOME TAXES:

During the first quarter of both 1999 and 1998, the Company recorded consolidated estimated income taxes benefits, before the cumulative effect of accounting change, of $146,000 and $163,000 respectively. Income tax obligations are estimated at the normal statutory rate.

NET INCOME:

The consolidated net loss, before the cumulative effect of accounting change was $220,000 for 1999 and $245,000 during 1998. Both basic and diluted earnings per common share outstanding resulted in net losses of $0.10 per share for 1999 and $0.11 per share for 1998. Shagawa Resort, Inc. incurred net losses of approximately $0.04 per common share during each of the quarters, while the manufacturing facility incurred a net loss of approximately $0.06 per common share during 1999 and $0.07 during 1998. Considerations for unexercised stock options granted in 1996 were recognized as diluted common shares outstanding for each of the periods. After adoption of Statement of Position 98-5 "Reporting on the Costs of Start-up Activities", (Note 8) the cumulative effect of accounting change increased the 1998 basic and diluted consolidated net loss from $0.11 per common share to $0.15 per share. No additional impact is anticipated from the 1998 adoption of the accounting change.








                   (Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF RESULTS OR OPERATIONS AND FINANCIAL CONDITION

                               Financial Condition
                              As of March 31, 1999

The Company's consolidated working capital at March 31, 1999 was a positive $2,824,000 as compared to positive working capital positions of $2,358,000 at March 31, 1998 and $3,036,000 at December 26, 1998. The current ratio for March 31, 1999 is 2.7 to 1.0 as compared with 3.2 to 1.0 at December 26, 1998 and 2.4 to 1.0 at March 31, 1998.

During the first quarter of 1999, cash outflows were required for the build-up of inventory (finished goods), renewal of the Company's insurance package, acquisition of computer equipment and software and for support of the Company's daily operations. Cash flows to support the referenced activities were primarily provided by utilizing the Company's year-end cash and cash equivalent position, receivable collections, customer deposits, supplier payment terms, non-cash-related depreciation and amortization, and borrowings under the Company's credit line.

Long-term debt and capital leases, net of current maturities, decreased from $2,853,000 at December 26, 1998 to $2,811,000 at March 31, 1999. On March 31,
1998, long-term debt and capital leases, net of current maturities, was $2,916,000. Long-term debt consists primarily of a long-term mortgage loan, which is secured by substantially all of the assets of Shagawa Resort, Inc., four capitalized lease obligations secured by transportation and material handling equipment, a restructured long-term financing arrangement secured by a real estate mortgage related to the 1997 plant expansion and a contract for deed covering the purchase of adjacent land and warehouse. The new financing package is a composite of three financing sources that provided the manufacturing facility with $1,000,000 of proceeds. The loan package was used for financing the plant expansion, including equipment and working capital for additional inventory requirements. Debt retirement associated with the plant expansion and equipment varies in maturity from three to fifteen years, dependent on the funding source (reference Note 7).

The consolidated ratio of long-term debt to stockholders' equity changed from
 .65 to 1.0 at March 31, 1998, to .56 to 1.0 at December 26, 1998 and to .58 to
1.0 at March 31, 1999. Due to the consolidated net loss incurred during the first quarter of 1999, stockholders' equity, net of treasury stock, decreased from $5,106,000 at December 26, 1998 to $4,887,000 at March 31, 1999.
Stockholders' equity on March 31, 1998 was $4,487,000.

Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On May 4, 1998, the Company renewed its credit line for a period a two years, subject to annual review, and without any compensating balance requirements. The credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of March 31, 1999, the Company had $125,000 outstanding against the available credit line.

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

The Company recognizes the implications of Year 2000 issues and has been focusing on the nature and extent of these potential problems, both internally and externally. Currently, the Company's mainframe computer system, its operating system and business software are fully Year 2000 compliant. Other corrective expenditures to be incurred during 1999 are not anticipated to exceed $10,000, thus not materially impacting the Company's results of operations, liquidity, or capital resources. The Company engages in limited electronic commerce with its suppliers and has several sources of supply available. Consequently, the Company believes it has minimal risk regarding supplier compliance.

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

Item 7. Exhibits and Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter ended March 31, 1999.








                    (Balance of page left intentional blank.)

                                    SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:          May 10, 1999                  Dynamic Homes, Inc.
       -----------------------------     ---------------------------------------
                                              (Registrant)





                                         ---------------------------------------
                                              Eldon Matz
                                              Controller