Form 10-Q
period 1999-06-30
DYNAMIC HOMES INC
filed 1999-08-11
CIK 225278

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarter Year Ended        June 30, 1999
                           --------------------------

Commission File Number               0-8585
                       ------------------------------

                               Dynamic Homes, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Minnesota                               41-0960127
---------------------------------------------  ---------------------------------
(State of Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
             of Organization)


                  525 Roosevelt Avenue, Detroit Lakes, MN 56501
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (218) 847-2611
               ---------------------------------------------------
               (Registrant's Telephone Number Including Area Code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                    YES   _____X_____        NO ___________

As of June 30, 1999, 2,240,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a plan to repurchase up to 100,000 shares of its outstanding common stock. As June 30, 1999, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available unexercised options have been excluded from the common shares outstanding.

                                     PART I.

Item 1. Financial Statements

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                          Three Months
                                                                          ------------
                                                      Dynamic        Shagawa
                                                    Homes, Inc.     Resort, Inc.   Consolidated       6/30/98
                                                    -----------     ------------   ------------       -------
Sales (Note 10)                                     $ 3,117,000     $   485,000     $ 3,602,000     $ 4,076,000

Cost of Sales (Note 11)                               2,689,000         284,000       2,973,000       3,197,000
                                                    -----------     -----------     -----------     -----------

Gross Profit                                            428,000         201,000         629,000         879,000

Operating Expenses (Note 12)                            350,000         228,000         578,000         575,000
                                                    -----------     -----------     -----------     -----------

Operating Income (Loss)                                  78,000         (27,000)         51,000         304,000

Other (Income) Expense
     Interest Expense                                    39,000          36,000          75,000          75,000
     Other, Net                                         (10,000)         (1,000)        (11,000)        (14,000)
                                                    -----------     -----------     -----------     -----------
          Total Other (Income) Expense                   29,000          35,000          64,000          61,000

Income (Loss) Before Taxes and Cumulative
     Effect of Accounting Change                         49,000         (62,000)        (13,000)        243,000

Income Tax (Provision) Benefit                          (19,000)         25,000           6,000         (97,000)
                                                    -----------     -----------     -----------     -----------

Income (Loss) Before Cumulative Effect
     of Accounting Change                                30,000         (37,000)         (7,000)        146,000

Cumulative Effect of Accounting Change
     (net of income tax of $56,000 in 1998)                  --              --              --              --
                                                    -----------     -----------     -----------     -----------

Net Income (Loss)                                   $    30,000     $   (37,000)    $    (7,000)    $   146,000
                                                    ===========     ===========     ===========     ===========

Basic Income (Loss) Per Common Share
     Income (Loss) before cumulative effect
          of accounting change                      $      0.01     $     (0.01)    $        --     $      0.07
     Cumulative effect of accounting change                  --              --              --              --
                                                    -----------     -----------     -----------     -----------
     Net Income (Loss)                              $      0.01     $     (0.01)    $        --     $      0.07
                                                    ===========     ===========     ===========     ===========
Diluted Income (Loss) Per Common Share
     Income (Loss) before cumulative effect
          of accounting change                      $      0.01     $     (0.01)    $        --     $      0.07
     Cumulative effect of accounting change                  --              --              --              --
                                                    -----------     -----------     -----------     -----------
     Net Income (Loss)                              $      0.01     $     (0.01)    $        --     $      0.07
                                                    ===========     ===========     ===========     ===========
Weighted Basic Average Number of
Shares Outstanding                                    2,240,900       2,240,900       2,240,900       2,240,900
                                                    ===========     ===========     ===========     ===========
Weighted Diluted  Average Number of
Shares Outstanding                                    2,240,900       2,240,900       2,240,900       2,242,000
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

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                       Six Months
                                                                       ----------
                                                 Dynamic         Shagawa
                                               Homes, Inc.     Resort, Inc.    Consolidated      6/30/98
                                               -----------     ------------    ------------      -------
Sales (Note 10)                                $ 4,565,000     $   848,000     $ 5,413,000     $ 5,134,000

Cost of Sales (Note 11)                          4,041,000         521,000       4,562,000       4,104,000
                                               -----------     -----------     -----------     -----------

Gross Profit                                       524,000         327,000         851,000       1,030,000

Operating Expenses (Note 12)                       666,000         448,000       1,114,000       1,089,000
                                               -----------     -----------     -----------     -----------

Operating Income (Loss)                           (142,000)       (121,000)       (263,000)        (59,000)

Other (Income) Expense
     Interest Expense                               70,000          71,000         141,000         143,000
     Other, Net                                    (24,000)         (2,000)        (26,000)        (37,000)
                                               -----------     -----------     -----------     -----------
          Total Other (Income) Expense              46,000          69,000         115,000         106,000

Income (Loss) Before Taxes and Cumulative
     Effect of Accounting Change                  (188,000)       (190,000)       (378,000)       (165,000)

Income Tax (Provision) Benefit                      75,000          76,000         151,000          66,000
                                               -----------     -----------     -----------     -----------

Income (Loss) Before Cumulative Effect
     of Accounting Change                         (113,000)       (114,000)       (227,000)        (99,000)

Cumulative Effect of Accounting Change
     (net of income tax of $56,000 in 1998)             --              --              --         (94,000)
                                               -----------     -----------     -----------     -----------

Net Income (Loss)                              $  (113,000)    $  (114,000)    $  (227,000)    $  (193,000)
                                               ===========     ===========     ===========     ===========

Basic Income (Loss) Per Common Share
     Income (Loss) before cumulative effect
          of accounting change                 $     (0.05)    $     (0.05)    $     (0.10)    $     (0.04)
     Cumulative effect of accounting change             --              --              --           (0.04)
                                               -----------     -----------     -----------     -----------
     Net Income (Loss)                         $     (0.05)    $     (0.05)    $     (0.10)    $     (0.08)
                                               ===========     ===========     ===========     ===========
Diluted Income (Loss) Per Common Share
     Income (Loss) before cumulative effect
          of accounting change                 $     (0.05)    $     (0.05)    $     (0.10)    $     (0.04)
     Cumulative effect of accounting change             --              --              --           (0.04)
                                               -----------     -----------     -----------     -----------
     Net Income (Loss)                         $     (0.05)    $     (0.05)    $     (0.10)    $     (0.08)
                                               ===========     ===========     ===========     ===========
Weighted Basic Average Number of
Shares Outstanding                               2,240,900       2,240,900       2,240,900       2,240,900
                                               ===========     ===========     ===========     ===========
Weighted Diluted  Average Number of
Shares Outstanding                               2,240,900       2,240,900       2,240,900       2,242,000
                                               ===========     ===========     ===========     ===========
Dividends per Common Share                            None            None            None            None
                                               ===========     ===========     ===========     ===========

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 1999 AND DECEMBER 26, 1998
                                   (Unaudited)

                                                  Dynamic          Shagawa
                                                 Homes, Inc.     Resort, Inc.   Eliminations     Consolidated      12/26/98
                                                 -----------     ------------   ------------     ------------      ---------
ASSETS
Current Assets:
     Cash & cash equivalents                     $     6,000     $    94,000     $        --     $    100,000     $   313,000
     Accounts receivable, less allowance
          for doubtful accounts, pledged             980,000          13,000              --          993,000       1,525,000
     Inventories pledged (Note 2)                  3,786,000          33,000              --        3,819,000       2,367,000
     Prepaid expenses (Note 5)                       121,000           9,000              --          130,000          78,000
     Deferred income taxes (Note 4)                  143,000              --              --          143,000         143,000
                                                 -----------     -----------     -----------     ------------     -----------
          Total Current Assets                     5,036,000         149,000              --        5,185,000       4,426,000
Other Assets:
     Investment - Affiliates                       1,578,000              --      (1,578,000)              --              --
     Other assets (Note 8)                            27,000         386,000              --          413,000         421,000
                                                 -----------     -----------     -----------     ------------     -----------
          Total Other Assets                       1,605,000         386,000      (1,578,000)         413,000         421,000
Property, Plant, & Equipment, at:
     Cost - pledged in part (Note 6)               3,833,000       3,178,000              --        7,011,000       6,762,000
     Less - accumulated depreciation              (1,906,000)       (478,000)             --       (2,384,000)     (2,184,000)
                                                 -----------     -----------     -----------     ------------     -----------
          Net Property, Plant & Equipment          1,927,000       2,700,000              --        4,627,000       4,578,000
                                                 -----------     -----------     -----------     ------------     -----------
     Total Assets                                $ 8,568,000     $ 3,235,000     $(1,578,000)    $ 10,225,000     $ 9,425,000
                                                 ===========     ===========     ===========     ============     ===========
LIABILITIES
Current Liabilities:
     Payables - Affiliates                       $        --     $ 1,425,000     $(1,425,000)    $         --     $        --
     Notes payable                                   690,000              --              --          690,000              --
     Current portion - long-tern debt                161,000          42,000              --          203,000         197,000
     Accounts payable                                691,000          38,000              --          729,000         350,000
     Customer deposits                               392,000              --              --          392,000         200,000
     Accrued expenses
          Salaries, Wages and vacations              300,000          27,000              --          327,000         260,000
          Taxes, other than income                   106,000          22,000              --          128,000          97,000
          Warranty                                    76,000              --              --           76,000          72,000
          Other                                       99,000           6,000              --          105,000         209,000
          Income taxes                               (79,000)        (76,000)             --         (155,000)          5,000
                                                 -----------     -----------     -----------     ------------     -----------
               Total Current Liabilities           2,436,000       1,484,000      (1,425,000)       2,495,000       1,390,000
Long-Term Debt: (Note 7)
     Less current portion included above           1,062,000       1,713,000              --        2,775,000       2,853,000
                                                 -----------     -----------     -----------     ------------     -----------
Deferred Income Taxes (Note 4)                        76,000              --              --           76,000          76,000
                                                 -----------     -----------     -----------     ------------     -----------
     Total Liabilities                             3,574,000       3,197,000      (1,425,000)       5,346,000       4,319,000
STOCKHOLDERS' EQUITY
Investment - Parent                                       --         706,000        (706,000)              --              --
Common Stock, par value, $.10 per share
     Authorized, 5,000,000 shares; issued
     and outstanding, 2,284,000 in 1999
     and 1998                                        228,000              --              --          228,000         228,000
Paid-in capital in excess of par                     147,000              --              --          147,000         147,000
Retained earnings                                  4,763,000        (668,000)        553,000        4,648,000       4,875,000
Less Treasury stock - (43,080) shares               (144,000)             --              --         (144,000)       (144,000)
                                                 -----------     -----------     -----------     ------------     -----------
          Total Stockholders' Equity               4,994,000          38,000        (153,000)       4,879,000       5,106,000
                                                 -----------     -----------     -----------     ------------     -----------
     Total Liabilities & Stockholders' Equity    $ 8,568,000     $ 3,235,000     $(1,578,000)    $ 10,225,000     $ 9,425,000
                                                 ===========     ===========     ===========     ============     ===========


                See notes to consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                     06/30/99        06/30/98
                                                                   -----------     -----------
Cash Flows From Operating Activities
     Net Income (Loss)                                             $  (227,000)    $  (193,000)
     Adjust to Reconcile Net Income or Loss
          Provided by (Used In) Operating Activities:
               Depreciation / Amortization                             235,000         234,000
               Provision for Doubtful Accounts                          18,000           4,000
               (Gain) Loss on Sales of Property & Equipment             (3,000)             --
               Cumulative Effect of Accounting Change                       --         150,000
               Change in Assets & Liabilities:
                    (Increase) Decrease in Receivables                 516,000        (319,000)
                    (Increase) Decrease in Inventories              (1,452,000)     (1,944,000)
                    (Increase) Decrease in Prepaid Expenses            (52,000)        (69,000)
                    (Increase) Decrease in Deferred Income Tax              --              --
                    (Increase) Decrease in Other Assets                  8,000         (15,000)
                     Increase  (Decrease) in Accounts Payable          379,000         397,000
                     Increase  (Decrease) in Customer Deposits         192,000         337,000
                     Increase  (Decrease) in Accrued Expenses           (2,000)         56,000
                     Increase  (Decrease) in Income Tax Payable       (160,000)       (123,000)
                                                                   -----------     -----------

Net Cash Provided by (Used in) Operating Activities                   (548,000)     (1,485,000)
                                                                   -----------     -----------

Cash Flows From Investing Activities
     Proceeds From Sale of Property & Equipment                          3,000           1,000
     Purchase of Property & Equipment                                 (270,000)       (155,000)
                                                                   -----------     -----------

Net Cash Provided by (Used in) Investing Activities                   (267,000)       (154,000)
                                                                   -----------     -----------

Cash Flows From Financing Activities
     Net Borrowings (Payments) on Revolving Credit Agreements
          And Other Short-Term Financing                               690,000         435,000
     Principal Payments on Long-Term Borrowings Including
          Shagawa Resort                                               (88,000)        (69,000)
     Proceeds From Long-Term Borrowings / Leases                            --              --
                                                                   -----------     -----------

Net Cash Provided (Used in) Financing Activities                       602,000         366,000
                                                                   -----------     -----------

Increase (Decrease) in Cash and Equivalents                        $  (213,000)    $(1,273,000)

Cash and Equivalents
     Beginning                                                     $   313,000     $ 1,330,000
                                                                   -----------     -----------
     Ending                                                        $   100,000     $    57,000
                                                                   ===========     ===========

Supplemental Disclosures of Cash Flow Information
     Cash Payments for:
          Income Taxes                                             $     9,000     $     1,000
          Interest                                                 $   141,000     $   139,000

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and December 26, 1998 and the results of operations and cash flows for the six months ended June 30, 1999 and June 30, 1998.

Note 2.  INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels at its manufacturing facility. Cost of sales value is determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the second quarter of 1999. Shagawa Resort, Inc. conducts a physical inventory at each month-end.

The breakdown of inventories is as follows:

                                                  06/30/99           06/30/98
                                            ---------------    ---------------
      Finished Goods (Note 3)                  $ 2,571,000        $ 2,214,000
      Work In Process                              190,000            190,000
      Raw Materials                              1,025,000            996,000
      Shagawa Resort, Inc.                          33,000             32,000
                                            ---------------    ---------------
           Total Inventories                   $ 3,819,000        $ 3,432,000
                                            ===============    ===============


Note 3.  BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of June 30, 1999 and June 30, 1998, the Company's backlog of committed orders was approximately $5,204,000 and $6,907,000, respectively. As of December 26, 1998, the Company's backlog of orders was $2,737,000. The backlog at June 30, 1998 included two projects consisting of 20 and 10 units each for Native American communities. The Company does not currently have any similar projects or contracts pending with any customer. During periods of excess plant capacity, the Company supplements its production through the building of inventory units. As of June 30, 1999, 20 inventory units are available for sale compared to 12 inventory units at June 30, 1998. The inventory units have been excluded from all order backlog values.

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

Note 5.  PREPAID EXPENSES

                                                           06/30/99     06/30/98
                                                          ---------    ---------

    Advertising                                            $  3,000     $  3,000
    Insurance                                                83,000       89,000
    Equipment, Supplies Inventory - Shagawa Resort, Inc.      9,000       12,000
    Other                                                    35,000       12,000
                                                          ---------    ---------
                                                           $130,000     $116,000
                                                          =========    =========

Note 6.  PROPERTY AND EQUIPMENT

                                                                                06/30/99         06/30/98
                                                                            -------------    -------------
              Dynamic Homes, Inc.
              -------------------
                   Land and Improvements                                       $ 260,000        $ 220,000
                   Buildings                                                   1,401,000        1,401,000
                   Machinery and Equipment                                     1,994,000        1,868,000
                   Construction in Process                                       178,000           88,000
              Shagawa Resort, Inc.
              --------------------
                   Land and Improvements                                         343,000          343,000
                   Buildings                                                   2,116,000        2,116,000
                   Machinery and Equipment                                       719,000          695,000
                   Construction in Process                                             -                -
                                                                            -------------    -------------
                                                                               7,011,000        6,731,000
              Less: Accumulated Depreciation - Dynamic Homes, Inc.           (1,906,000)      (1,860,000)
                        Accumulated Depreciation - Shagawa Resort, Inc.        (478,000)        (312,000)
                                                                            -------------    -------------
                                                                             $ 4,627,000      $ 4,559,000
                                                                            =============    =============

Note 7.  LONG-TERM DEBT

                                                                               06/30/99        06/30/98
                                                                            ------------    ------------
                Long-term debt (net of current maturity) consists of:
                Detroit Lakes - Plant Expansion                              $  784,000      $  860,000
                Leasing - Capitalized Cranes, Forklifts, & Trailers             228,000         207,000
                Term Mortgage Agreement covering Shagawa
                Resort Project (Note 9)                                       1,713,000       1,761,000
                Other Notes and Contracts Payable                                50,000          47,000
                                                                            ------------    ------------
                                                                             $2,775,000      $2,875,000
                                                                            ============    ============

Note 8.  OTHER ASSETS - NET

                                                                          06/30/99      06/30/98
                                                                         ----------    ----------
                      Dynamic Homes, Inc.
                       - Deferred Maintenance Expense                     $  6,000             -
                       - Prepaid Debt Expense                               14,000        19,000
                       - Deposits                                            7,000         6,000
                      Shagawa Resort, Inc.
                       - Goodwill                                          104,000       111,000
                       - Prepaid Legal / Debt Expense                      171,000       179,000
                       - Asset Replacement Escrow                          102,000        65,000
                       - Other                                               9,000         2,000
                                                                         ----------    ----------
                                                                          $413,000      $382,000
                                                                         ==========    ==========

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

Note 10. - Sales

                                                        1999                                      1998
                                       ---------------------------------------     ------------------------------------
                                           3 Months             6 Months              3 Months             6 Months
                                       -----------------    ------------------     ----------------     ---------------
                  Single-family         $  2,646,000         $  3,414,000           $  3,226,000         $  3,861,000
                  Multi-family               152,000              670,000                 72,000               72,000
                  Transportation             176,000              264,000                169,000              209,000
                  Other                      143,000              217,000                114,000              153,000
                  Resort                     485,000              848,000                495,000              839,000
                                       -----------------    ------------------     ----------------     ---------------
                                        $  3,602,000         $  5,413,000           $  4,076,000         $  5,134,000
                                       =================    ==================     ================     ===============

Note 11 - Cost of Sales

                                                        1999                                      1998
                                       ---------------------------------------     ------------------------------------
                                           3 Months             6 Months              3 Months             6 Months
                                       -----------------    ------------------     ----------------     ---------------
                  Materials             $  1,793,000         $  2,552,000           $  1,990,000         $  2,360,000
                  Labor                      285,000              421,000                331,000              386,000
                  Overhead                   374,000              622,000                379,000              472,000
                  Transportation             237,000              446,000                204,000              354,000
                  Resort                     284,000              521,000                293,000              532,000
                                       -----------------    ------------------     ----------------     ---------------
                                        $  2,973,000         $  4,562,000           $  3,197,000         $  4,104,000
                                       =================    ==================     ================     ===============

Note 12 - Operating Expenses

                                                        1999                                      1998
                                       ---------------------------------------     ------------------------------------
                                           3 Months             6 Months              3 Months             6 Months
                                       -----------------    ------------------     ----------------     ---------------
                  Marketing             $     122,000        $     217,000          $     124,000        $     229,000
                  Administration              228,000              449,000                223,000              411,000
                  Resort                      228,000              448,000                228,000              449,000
                                       -----------------    ------------------     ----------------     ---------------
                                        $     578,000        $   1,114,000          $     575,000        $   1,089,000
                                       =================    ==================     ================     ===============

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                              Results of Operations
                    Three months ended June 30, 1999 and 1998

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.)

The Company's revenue from the manufacturing sector for the three months ended June 30, 1999 was $3,117,000 which is $464,000 less than the $3,581,000 recorded during the same period last year. Single-family revenue decreased from $3,226,000 during 1998 to $2,646,000 for 1999 while multi-family/commercial revenue increased by $80,000 from $72,000 as reported during 1998 to $152,000 for 1999. Transportation and other (retail) revenue increased by $36,000 from $283,000 for 1998 to $319,000 during 1999. The majority of the second quarter unit deliveries were the result of order activity associated with the fall and winter promotional marketing programs.

Revenue associated with Shagawa Resort, Inc. remained relatively constant at $485,000 for 1999 and $495,000 during 1998. Due to the location and seasonal nature of the resort business, sales are traditionally soft during the winter and early spring months but strengthen considerably during the summer tourist season. It is anticipated that Shagawa Resort will again contribute to the Company's profitability during the third quarter of 1999.

COST OF SALES:

Dynamic Homes, Inc. 1999 gross profit (including transportation revenues and expenses) was $428,000 as compared with $677,000 for the second quarter of 1998. The gross profit percentage decreased from 18.9 percent in 1998 to 13.7 percent for 1999. When transportation revenue and expense are excluded, the gross profit percentage on product changes to 16.6 percent for 1999 and 20.9 percent for 1998. The gross margin for the second quarter of 1999 was reduced by unfavorable labor and overhead variances associated with a lower level of manufacturing productivity and increased costs for wood and drywall materials. In addition, approximately 80 percent of the unit delivery and setting activities were affected by the fall and winter promotional discount programs. It is anticipated that the gross margin will improve during the third quarter of 1999 as the promotional programs mature and pricing adjustments are implemented. The Company has recently implemented a two-step level of surcharges on new orders to minimize the erosion of its margin due to the increase in material purchase costs.

Shagawa Resort, Inc. recorded a gross profit of $201,000 for 1999 and $202,000 during 1998. The corresponding gross margin percentages were 41.4 and 40.8, respectively. The small improvement to the gross profit percentage for 1999 reflects a higher average daily room rate. Occupancy rates during the early stages of the third quarter of 1999 have also shown improvement.

OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include transportation, marketing, and administration increased by $36,000 over the 1998 level of $551,000 to $587,000 for 1999. Overall operating expenses increased from 15.4 percent of sales in 1998 to 18.8 percent of sales for 1999. Marketing and administration expenses remained similar for both periods. Marketing and administration expenses were $350,000 for the 1999 period and $347,000 during 1998. Both delivery revenue and expense increased over the corresponding 1998 level. The increase in second quarter delivery expense of $33,000 is primarily related to maintenance and repairs to transportation equipment, leasing of setting equipment at distant site locations and additional time and travel costs associated with delivery and setting activities approaching the outer boundaries of the marketing territory.

Shagawa Resort, Inc. incurred operating expenses of $228,000 during each period. Comparative ratios to net sales were 47.0 percent for 1999 and 46.0 percent for 1998.

OPERATING INCOME (LOSS):

The operating cycle for the second quarter of 1999 resulted in a consolidated operating income of $51,000. During the same period of 1998, the Company reported a consolidated operating income of $304,000. Dynamic Homes, Inc. reported operating income of $78,000 while Shagawa Resort, Inc. incurred an operating loss of $27,000. In 1998, Dynamic Homes, Inc. reported second quarter operating income of $330,000 while Shagawa Resort incurred an operating loss of $26,000. As previously addressed, the reduction to the 1999 operating income reflects the reduced gross margin realized by Dynamic Homes, Inc. due to promotional discounts, unfavorable production variances and increased purchase costs for materials.

NET NON-OPERATING INCOME AND EXPENSE:

Consolidated net non-operating expense for the second quarter of 1999 was $64,000 or $3,000 more than the $61,000 reported in 1998. Interest related expense remained at $75,000 for each of the periods. Interest expense associated with the financing of the Shagawa Resort, Inc. property generated $36,000 of interest expense for the second quarter of 1999. Dynamic Homes, Inc. incurred $39,000 of interest costs mainly associated with the capital lease financing of transportation and manufacturing equipment, a long-term financing package supporting the 1997 expansion of the manufacturing facility and short-term borrowings under the Company's line of credit. Other income for each period was similar and consists primarily of interest related income, gains on the sale of several capital assets and insurance related adjustments.

FEDERAL AND STATE INCOME TAXES:

Due to the consolidated net loss incurred during the second quarter of 1999, the Company recorded a tax benefit of $6,000. During 1998, the Company recorded a tax provision of $97,000. Income tax obligations and benefits are estimated at the normal statutory rates.

NET INCOME:

The consolidated net loss for the second quarter of 1999 was $7,000. In contrast, the second quarter of 1998 resulted in a consolidated net income of $146,000. Both 1999 basic and diluted earnings per common share outstanding resulted in a breakeven earnings per share computation. Basic and diluted earnings per common share for 1998 was a positive $0.07 per common share. Shagawa Resort, Inc. incurred net losses of approximately $0.01 per common share during each of the quarters while the manufacturing facility reported net income of $0.01 per common share for 1999 and $0.08 per share during 1998. Considerations for unexercised stock options granted in 1996 were recognized as diluted common shares outstanding for each of the periods.









                   (Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                              Results of Operations
                     Six months ended June 30, 1999 and 1998

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and hospitality sector (Shagawa Resort, Inc.).

The Company's revenue generated from the manufacturing sector for the six-month period ending June 30, 1999 was $4,565,000, an increase of $270,000 from the $4,295,000 reported in 1998. Single-family housing revenues decreased by $447,000 from $3,861,000 for 1998 to $3,414,000. However, the lower single-family activity was offset by an increase of $598,000 in multi-family/commercial revenues. Transportation and other (retail) revenues for 1999 increased by $119,000 from $362,000 during 1998 to $481,000 for 1999.

Even though the Company's 1999 backlog is down from the June 30, 1998 total (reference note 3), the Company anticipates that the third quarter of 1999 will again be a strong performing quarter. In addition to the backlog values, the Company also has completed 20 inventory units in various designs and floorplans that are available to the dealer network for immediate possession.

Revenues associated with the ownership and operation of the Shagawa Resort totaled $848,000 for the first half of 1999. During the first half of 1998, Shagawa Resort reported revenues of $839,000. The Company anticipates that the Shagawa Resort facility will be profitable during the third quarter as the resort benefits from higher occupancy rates during the summer vacation months. However, as summer passes, revenues are expected to decline with the onset of the fall and winter months.

COST OF SALES:

Dynamic Homes 1999 gross profit (including transportation revenues and expenses) was $524,000 for 1999 versus $723,000 for 1998. The gross profit percentage for 1999 is 11.5 percent compared with 16.8 percent for 1998. When transportation revenue and expense are excluded, the gross profit percentage on product changes to 16.4 percent and 21.2 percent, respectively. The gross profit percentage for the first six months of 1999 was affected by customer discounts associated with the fall and winter promotional marketing programs and unfavorable labor and overhead variances resulting from the under utilization of plant production capacity. In addition, Dynamic Homes experienced an ongoing escalation of material purchase costs for drywall and several wood related products. Although some vendors limited supply quantities, the Company's production was not affected by any material shortages. In order to prevent additional reductions to its gross margin, Dynamic Homes has implemented a two-step level of surcharges on all new orders. The Company continues to monitor material costs and the impact it may have on the Company's pricing structure.

Shagawa Resort, Inc. recorded a gross profit of $327,000 during the first six-month period of 1999. The prior year gross profit was $307,000. The gross profit percentage for 1999 is 38.6 percent or an increase of 2.0 percent from the 36.6 percent reported during 1998. The improved gross profit reflects a higher average daily room rate and an improvement in the occupancy rate.

OPERATING EXPENSES:

Operating expenses associated with the manufacturing facility, which includes transportation, marketing and administrative expenses increased by $118,000 from $994,000 in 1998 to $1,112,000 in 1999. Overall operating expenses during 1999 were 24.4 percent of net sales versus 23.1 percent for 1998. Both 1999 delivery revenue and expense increased over the corresponding 1998 level. Transportation expenses were $446,000 or 9.8 percent of net sales during 1999 and $354,000 or
8.2 percent in 1998. The increase of $92,000 reflects increased delivery and setting activities, equipment rentals for distant unit sets and maintenance and repairs to transportation equipment. Marketing related expenses for 1999 decreased by $12,000 from $229,000 during 1998 to $217,000. The decrease is associated with the rescheduling of the annual spring dealer meeting to a fall meeting date. Administrative expenses for the first six months of 1999 were $449,000 or $38,000 greater than the $411,000 incurred during 1998. The majority of the increase is related to wage related adjustments and an increase to the bad debt reserve.

Shagawa Resort, Inc. incurred operating expenses of $448,000 during 1999 and $449,000 during 1998. Overall 1999 operating expenses decreased from 53.5 percent of net sales to 52.8 percent. The improvement in operating expenses is primarily attributed to the Company's adoption of Statement of Position 98-5 "Reporting on the costs of Start-up Activities" (Note 8).

Operating Income (Loss)

The operating cycle for the first six months of 1999 resulted in a consolidated operating loss of $263,000. During the same period of 1998, the company reported a consolidated operating loss of $59,000. The manufacturing facility realized an operating loss of $142,000 for 1999 while the same period of 1998 resulted in an operating income of $83,000. Shagawa Resort, Inc. reported operating losses for both 1999 and 1998 in the amounts of $121,000 and $142,000, respectively.

Even though the manufacturing facility improved its revenue base during 1999, promotional discounts, unabsorbed labor and overhead variances, rising material costs in conjunction with higher delivery and setting costs, reduced Dynamic Homes' operating results. It is anticipated that the maturation of the promotional discount programs, increased production levels and an adjusted pricing structure will improve operating results during the third quarter of 1999. The reduction to the 1999 Shagawa Resort operating loss primarily reflects a higher average daily room rate and a small improvement in occupancy.

Net Non-Operating Income and Expense

Consolidated net non-operating expenses for 1999 were $115,000 or slightly higher than the $106,000 recognized during 1998. Interest expense decreased by $2,000 from $143,000 for 1998 to $141,000 for 1999. Interest expense associated with the financing of the Shagawa Resort property decreased from $74,000 during 1998 to $71,000 for 1999. Dynamic Homes incurred $70,000 of interest costs associated with the capital lease financing of transportation and manufacturing equipment, a long-term financing package supporting the 1997 expansion of the manufacturing facility and short-term borrowings under the Company's line of credit. Other income, which consists of interest related income, gains on sale of capital assets and insurance adjustments decreased from $37,000 during 1998 to $26,000 for 1999.

Federal and State Income Taxes

Due to the consolidated losses experienced during the first six months of each period, the company recognized consolidated tax benefits of $151,000 for 1999 and $66,000 for 1998. Income tax benefits and obligations are estimated at the normal statutory rate.

Net Income (Loss)

The consolidated net loss, before cumulative effect of accounting change was $227,000 for 1999 and $99,000 for 1998. Both basic and diluted earnings per common share outstanding resulted in net losses of $0.10 for 1999 and $0.04 for 1998. Shagawa Resort, Inc. and Dynamic Homes, Inc. each incurred 1999 net losses of approximately $0.05 per share. During 1998, Dynamic Homes, Inc. reported net income of $0.01 per share while Shagawa Resort reported a net loss of approximately $0.06 per share. Considerations for unexercised stock options granted in 1996 were recognized as diluted common shares outstanding for each of the periods. After adoption of Statement of Position 98-5 "Reporting on Costs of Start-up Activities", (Note 8), the cumulative effect of accounting change increased the 1998 consolidated basic and diluted net loss from $0.04 per share to $0.08 per share.





                   (Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF RESULTS OR OPERATIONS AND FINANCIAL CONDITION

                               Financial Condition
                               As of June 30, 1999

The Company's consolidated working capital at June 30, 1999 was a positive $2,690,000 as compared to positive working capital positions of $2,519,000 at June 30, 1998 and $3,036,000 at December 26, 1998. The current ratio for June 30, 1999 is 2.1 to 1.0 as compared with 3.2 to 1.0 at December 26, 1998 and 2.1 to 1.0 at June 30, 1998.

During the first two quarters of 1999, cash outflows were required for the build-up of inventory (finished goods), renewal of the Company's insurance package, replacements of transportation equipment, upgrades to computer hardware and software and support of the Company's daily operations. Cash flows to support the referenced activities were primarily provided by utilizing the Company's year-end cash and cash equivalents position, receivable collections, customer deposits, supplier payment terms, non-cash related depreciation and amortization and borrowings under the Company's line of credit.

Long-term debt and capital leases, net of current maturities, decreased from $2,853,000 at December 26, 1998 to $2,775,000 at June 30, 1999. On June 30,
1998, long-term debt and capital leases, net of current maturities, was $2,875,000. Long-term debt consists primarily of a long-term mortgage loan, which is secured by substantially all of the assets of Shagawa Resort, Inc., four capitalized lease obligations secured by transportation and material handling equipment, a restructured long-term financing arrangement secured by a real estate mortgage related to the 1997 plant expansion and a contract for deed covering the purchase of adjacent land and warehouse. The new financing package is a composite of three financing sources that provided the manufacturing facility with $1,000,000 of proceeds. The loan package was used for financing the plant expansion, including equipment and working capital for additional inventory requirements. Debt retirement associated with the plant expansion and equipment varies in maturity from three to fifteen years, dependent on the funding source (reference Note 7).

The consolidated ratio of long-term debt to stockholders' equity changed from
 .62 to 1.0 at June 30, 1998, to .56 to 1.0 at December 26, 1998 and to .57 to
1.0 at June 30, 1999. Due to the consolidated net loss incurred during the first two quarters of 1999, stockholders' equity, net of treasury stock, decreased from $5,106,000 at December 26, 1998 to $4,879,000 at June 30, 1999.
Stockholders' equity on June 30, 1998 was $4,633,000.

Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On May 4, 1998, the Company renewed its credit line for a period a two years, subject to annual review, and without any compensating balance requirements. The credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of June 30, 1999, the Company had $690,000 outstanding against the available credit line. On August 2, 1999, the Company paid-off all outstanding borrowings under the line.

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

Statements regarding the Company's operations, performance and financial condition are subject to certain risks and uncertainties. Theses risks and uncertainties include but are not limited to: rising mortgage interest rates and / or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family and commercial sales. Likewise, continued escalating and volatile material costs and unfavorable weather conditions could also affect the Company's profit levels.

                                    PART II.

Items 1, 2, 3, 5, and 6 are omitted as each is either not applicable or the answer to the item is negative.

Item 4.  Submission of Matters To a Vote of Security Holders:

The annual meeting of shareholders of Dynamic Homes, Inc. was duly called and held on June 28, 1999.

A. The meeting involved the election of Directors. Those elected were D. Raymond Madison, Clyde R. Lund Jr., Israel Mirviss, Ronald L. Gustafson, Peter K. Pichetti, and Glenn R. Anderson. Lance G. Morgan, President of HCI Investment Company and Ho-Chunk, Inc. was also elected to a Directors position during the June, 1999 Board of Directors meeting. HCI is an investment company that owns approximately 11 percent of the Company's common stock.
B. The meeting involved ratification of the appointment of Eide Bailly, LLP as independent public accountants for Dynamic Homes, Inc. for the fiscal year ending December 25, 1999. The appointment was ratified.

Item 7.  Exhibits and Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter ended June 30, 1999.






                    (Balance of page left intentional blank.)

                                    SIGNATURE



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:            August 9, 1999              Dynamic Homes, Inc.
          ---------------------------     --------------------------------------
                                              (Registrant)





                                          --------------------------------------
                                              Eldon Matz
                                              Controller