Form 10-Q
period 1999-09-30
DYNAMIC HOMES INC
filed 1999-11-12
CIK 225278

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarter Year Ended     September 30, 1999
                           ------------------------------------

Commission File Number         0-8585
                       ----------------------------------------

                               Dynamic Homes, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                     41-0960127
-------------------------------                ---------------------------------
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

                          YES ____X____          NO

As of September 30, 1999, 2,240,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a plan to repurchase up to 100,000 shares of its outstanding common stock. As September 30, 1999, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available unexercised options have been excluded from the common shares outstanding.

                                     PART I

Item 1. Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                     Three Months
                                                                     ------------
                                                 Dynamic        Shagawa
                                               Homes, Inc.    Resort, Inc.    Consolidated       9/30/98
                                              ------------    ------------    ------------    ------------
Sales (Note 10)                               $  4,635,000    $    798,000    $  5,433,000    $  5,116,000

Cost of Sales (Note 11)                          3,606,000         358,000       3,964,000       3,719,000
                                              ------------    ------------    ------------    ------------

Gross Profit                                     1,029,000         440,000       1,469,000       1,397,000

Operating Expenses (Note 12)                       419,000         258,000         677,000         628,000
                                              ------------    ------------    ------------    ------------

Operating Income (Loss)                            610,000         182,000         792,000         769,000

Other (Income) Expense
     Interest Expense                               33,000          36,000          69,000          68,000
     Other, Net                                    (17,000)         (1,000)        (18,000)        (15,000)
                                              ------------    ------------    ------------    ------------
          Total Other (Income) Expense              16,000          35,000          51,000          53,000

Income (Loss) Before Taxes and Cumulative
     Effect of Accounting Change                   594,000         147,000         741,000         716,000

Income Tax (Provision) Benefit                    (237,000)        (59,000)       (296,000)       (287,000)
                                              ------------    ------------    ------------    ------------

Income (Loss) Before Cumulative Effect
     of Accounting Change                          357,000          88,000         445,000         429,000

Cumulative Effect of Accounting Change
     (net of income tax of $56,000 in 1998)             --              --              --              --
                                              ------------    ------------    ------------    ------------

Net Income (Loss)                             $    357,000    $     88,000    $    445,000    $    429,000
                                              ============    ============    ============    ============

Basic Income (Loss) Per Common Share
     Income (Loss) before cumulative effect
          of accounting change                $       0.16    $       0.04    $       0.20    $       0.19
     Cumulative effect of accounting change             --              --    $         --              --
                                              ------------    ------------    ------------    ------------
     Net Income (Loss)                        $       0.16    $       0.04    $       0.20    $       0.19
                                              ============    ============    ============    ============
Diluted Income (Loss) Per Common Share
     Income (Loss) before cumulative effect
          of accounting change                $       0.16    $       0.04    $       0.20    $       0.19
     Cumulative effect of accounting change             --              --    $         --              --
                                              ------------    ------------    ------------    ------------
     Net Income (Loss)                        $       0.16    $       0.04    $       0.20    $       0.19
                                              ============    ============    ============    ============
Weighted Basic Average Number of
Shares Outstanding                               2,240,900       2,240,900       2,240,900       2,240,900
                                              ============    ============    ============    ============
Weighted Diluted  Average Number of
Shares Outstanding                               2,240,900       2,240,900       2,240,900       2,240,900
                                              ============    ============    ============    ============
Dividends per Common Share                         None            None            None            None
                                              ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                      Nine Months
                                                                      -----------
                                                 Dynamic        Shagawa
                                               Homes, Inc.    Resort, Inc.    Consolidated       9/30/98
                                              ------------    ------------    ------------    ------------
Sales (Note 10)                               $  9,200,000    $  1,646,000    $ 10,846,000    $ 10,250,000

Cost of Sales (Note 11)                          7,647,000         879,000       8,526,000       7,823,000
                                              ------------    ------------    ------------    ------------

Gross Profit                                     1,553,000         767,000       2,320,000       2,427,000

Operating Expenses (Note 12)                     1,085,000         706,000       1,791,000       1,717,000
                                              ------------    ------------    ------------    ------------

Operating Income (Loss)                            468,000          61,000         529,000         710,000

Other (Income) Expense
     Interest Expense                              104,000         107,000         211,000         211,000
     Other, Net                                    (42,000)         (3,000)        (45,000)        (52,000)
                                              ------------    ------------    ------------    ------------
          Total Other (Income) Expense              62,000         104,000         166,000         159,000

Income (Loss) Before Taxes and Cumulative
     Effect of Accounting Change                   406,000         (43,000)        363,000         551,000

Income Tax (Provision) Benefit                    (162,000)         17,000        (145,000)       (221,000)
                                              ------------    ------------    ------------    ------------

Income (Loss) Before Cumulative Effect
     of Accounting Change                          244,000         (26,000)        218,000         330,000

Cumulative Effect of Accounting Change
     (net of income tax of $56,000 in 1998)             --              --              --         (94,000)
                                              ------------    ------------    ------------    ------------

Net Income (Loss)                             $    244,000    $    (26,000)   $    218,000    $    236,000
                                              ============    ============    ============    ============

Basic Income (Loss) Per Common Share
     Income (Loss) before cumulative effect
          of accounting change                $       0.11    $      (0.01)   $       0.10    $       0.15
     Cumulative effect of accounting change             --              --              --           (0.04)
                                              ------------    ------------    ------------    ------------
     Net Income (Loss)                        $       0.11    $      (0.01)   $       0.10    $       0.11
                                              ============    ============    ============    ============
Diluted Income (Loss) Per Common Share
     Income (Loss) before cumulative effect
          of accounting change                $       0.11    $      (0.01)   $       0.10    $       0.15
     Cumulative effect of accounting change             --              --              --           (0.04)
                                              ------------    ------------    ------------    ------------
     Net Income (Loss)                        $       0.11    $      (0.01)   $       0.10    $       0.11
                                              ============    ============    ============    ============
Weighted Basic Average Number of
Shares Outstanding                               2,240,900       2,240,900       2,240,900       2,240,900
                                              ============    ============    ============    ============
Weighted Diluted  Average Number of
Shares Outstanding                               2,240,900       2,240,900       2,240,900       2,240,900
                                              ============    ============    ============    ============
Dividends per Common Share                         None            None            None            None
                                              ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 26, 1998
                                   (Unaudited)

                                                   Dynamic        Shagawa
                                                 Homes, Inc.    Resort, Inc.    Eliminations    Consolidated      12/26/98
                                                ------------    ------------    ------------    ------------    ------------
ASSETS
Current Assets:
     Cash & cash equivalents                    $    384,000    $     69,000    $         --    $    453,000    $    313,000
     Accounts receivable, less allowance
          for doubtful accounts, pledged           1,286,000          15,000              --       1,301,000       1,525,000
     Inventories pledged (Note 2)                  3,176,000          36,000              --       3,212,000       2,367,000
     Prepaid expenses (Note 5)                       112,000          12,000              --         124,000          78,000
     Deferred income taxes (Note 4)                  143,000              --              --         143,000         143,000
                                                ------------    ------------    ------------    ------------    ------------
          Total Current Assets                     5,101,000         132,000              --       5,233,000       4,426,000
Other Assets:
     Investment - Affiliates                       1,354,000              --      (1,354,000)             --              --
     Other assets (Note 8)                            38,000         380,000              --         418,000         421,000
                                                ------------    ------------    ------------    ------------    ------------
          Total Other Assets                       1,392,000         380,000      (1,354,000)        418,000         421,000
Property, Plant, & Equipment, at:
     Cost - pledged in part (Note 6)               3,800,000       3,190,000              --       6,990,000       6,762,000
     Less - accumulated depreciation              (1,910,000)       (520,000)             --      (2,430,000)     (2,184,000)
                                                ------------    ------------    ------------    ------------    ------------
          Net Property, Plant & Equipment          1,890,000       2,670,000              --       4,560,000       4,578,000
                                                ------------    ------------    ------------    ------------    ------------
     Total Assets                               $  8,383,000    $  3,182,000    $ (1,354,000)   $ 10,211,000    $  9,425,000
                                                ============    ============    ============    ============    ============
LIABILITIES
Current Liabilities:
     Payables - Affiliates                      $         --    $  1,201,000    $ (1,201,000)   $         --    $         --
     Notes payable                                        --              --              --              --              --
     Current portion - long-term debt                214,000          43,000              --         257,000         197,000
     Accounts payable                                544,000          45,000              --         589,000         350,000
     Customer deposits                               282,000              --              --         282,000         200,000
     Accrued expenses
          Salaries, Wages and vacations              268,000          23,000              --         291,000         260,000
          Taxes, other than income                   135,000          54,000              --         189,000          97,000
          Warranty                                    77,000              --              --          77,000          72,000
          Other                                      150,000           6,000              --         156,000         209,000
          Income taxes                               165,000         (17,000)             --         148,000           5,000
                                                ------------    ------------    ------------    ------------    ------------
               Total Current Liabilities           1,835,000       1,355,000      (1,201,000)      1,989,000       1,390,000
Long-Term Debt: (Note 7)
     Less current portion included above           1,122,000       1,700,000              --       2,822,000       2,853,000
                                                ------------    ------------    ------------    ------------    ------------
Deferred Income Taxes (Note 4)                        76,000              --              --          76,000          76,000
                                                ------------    ------------    ------------    ------------    ------------
     Total Liabilities                             3,033,000       3,055,000      (1,201,000)      4,887,000       4,319,000
STOCKHOLDERS' EQUITY
Investment - Parent                                       --         706,000        (706,000)             --              --
Common Stock, par value, $.10 per share
     Authorized, 5,000,000 shares; issued
     and outstanding, 2,284,000 in 1999
     and 1998                                        228,000              --              --         228,000         228,000
Paid-in capital in excess of par                     147,000              --              --         147,000         147,000
Retained earnings                                  5,119,000        (579,000)        553,000       5,093,000       4,875,000
Less Treasury stock - (43,080) shares               (144,000)             --              --        (144,000)       (144,000)
                                                ------------    ------------    ------------    ------------    ------------
          Total Stockholders' Equity               5,350,000         127,000        (153,000)      5,324,000       5,106,000
                                                ------------    ------------    ------------    ------------    ------------
     Total Liabilities & Stockholders' Equity   $  8,383,000    $  3,182,000    $ (1,354,000)   $ 10,211,000    $  9,425,000
                                                ============    ============    ============    ============    ============

                 See notes to consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                    09/30/99        09/30/98
                                                                  ------------    ------------
Cash Flows From Operating Activities
------------------------------------
     Net Income (Loss)                                            $    218,000    $    236,000
     Adjust to Reconcile Net Income or Loss
          Provided by (Used In) Operating Activities:
               Depreciation / Amortization                             355,000         356,000
               Provision for Doubtful Accounts                          41,000          10,000
               (Gain) Loss on Sales of Property & Equipment             (8,000)             --
               Cumulative Effect of Accounting Change                       --         150,000
               Change in Assets & Liabilities:
                    (Increase) Decrease in Receivables                 180,000        (269,000)
                    (Increase) Decrease in Inventories                (845,000)     (1,447,000)
                    (Increase) Decrease in Prepaid Expenses            (46,000)        (44,000)
                    (Increase) Decrease in Deferred Income Tax              --              --
                    (Increase) Decrease in Other Assets                  3,000         (49,000)
                     Increase  (Decrease) in Accounts Payable          239,000         229,000
                     Increase  (Decrease) in Customer Deposits          82,000         171,000
                     Increase  (Decrease) in Accrued Expenses           75,000         101,000
                     Increase  (Decrease) in Income Tax Payable        143,000         181,000
                                                                  ------------    ------------

Net Cash Provided by (Used in) Operating Activities                    437,000        (375,000)
                                                                  ------------    ------------

Cash Flows From Investing Activities
------------------------------------
     Proceeds From Sale of Property & Equipment                          8,000           2,000
     Purchase of Property & Equipment                                 (321,000)       (390,000)
                                                                  ------------    ------------

Net Cash Provided by (Used in) Investing Activities                   (313,000)       (388,000)
                                                                  ------------    ------------

Cash Flows From Financing Activities
------------------------------------
     Net Borrowings (Payments) on Revolving Credit Agreements
          And Other Short-Term Financing                                    --              --
     Principal Payments on Long-Term Borrowings Including
          Shagawa Resort                                              (160,000)       (125,000)
     Proceeds From Long-Term Borrowings / Leases                       176,000         118,000
                                                                  ------------    ------------

Net Cash Provided (Used in) Financing Activities                        16,000          (7,000)
                                                                  ------------    ------------

Increase (Decrease) in Cash and Equivalents                       $    140,000    $   (770,000)

Cash and Equivalents
--------------------
     Beginning                                                    $    313,000    $  1,330,000
                                                                  ------------    ------------
     Ending                                                       $    453,000    $    560,000
                                                                  ============    ============

Supplemental Disclosures of Cash Flow Information
     Cash Payments for:
          Income Taxes                                            $     10,000    $      5,000
          Interest                                                $    211,000    $    212,000

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and December 26, 1998, and the results of operations and cash flows for the nine months ended September 30, 1999 and September 30, 1998.

Note 2. INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels at its manufacturing facility. Cost of sales value is determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the third quarter of 1999. Shagawa Resort, Inc. conducts a physical inventory at each month-end.

The breakdown of inventories is as follows:

                                           09/30/99         09/30/98
                                        -----------      -----------
        Finished Goods (Note 3)         $ 1,890,000      $ 1,798,000
        Work In Process                     171,000          183,000
        Raw Materials                     1,115,000          923,000
        Shagawa Resort, Inc.                 36,000           31,000
                                        -----------      -----------
             Total Inventories          $ 3,212,000      $ 2,935,000
                                        ===========      ===========


Note 3. BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of September 30, 1999 and September 30, 1998, the Company's backlog of committed orders was approximately $3,529,000 and $4,203,000, respectively. As of December 26, 1998, the Company's backlog of orders was $2,737,000. The September 30, 1998 backlog included approximately $370,000, representing the undelivered portion of a 10 unit single-family housing project for a Native American Community in South Dakota and 17 housing units, approximating $735,000, for a single customer who delayed the unit delivery and setting activities. As of September 30, 1999, only one unit from this customer remains as unsold. Included in the September 30, 1999 backlog is a recent order for 17 single-family housing units for a Native American Community in central Minnesota. This project is anticipated to by completed during the fourth quarter of 1999. During periods of excess plant capacity, the Company supplements its production through the building of inventory units. As of September 30, 1999, 16 inventory units are available for sale compared to 9 inventory units at September 30, 1998. The inventory units have been excluded from the order backlog values.

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

Note 5. PREPAID EXPENSES

                                                        09/30/99      09/30/98
                                                      ----------    ----------
Advertising                                             $  2,000      $  9,000
Insurance                                                 52,000        54,000
Equipment, Supplies Inventory - Shagawa Resort, Inc.      12,000        16,000
Other                                                     58,000        12,000
                                                      ----------    ----------
                                                        $124,000      $ 91,000
                                                      ==========    ==========

Note 6. PROPERTY AND EQUIPMENT

                                                        09/30/99      09/30/98
                                                      -----------   -----------
Dynamic Homes, Inc.
-------------------
     Land and Improvements                            $   266,000   $   220,000
     Buildings                                          1,444,000     1,401,000
     Machinery and Equipment                            1,987,000     2,020,000
     Construction in Process                              103,000       124,000
Shagawa Resort, Inc.
--------------------
     Land and Improvements                                343,000       343,000
     Buildings                                          2,127,000     2,116,000
     Machinery and Equipment                              720,000       701,000
     Construction in Process                                   --            --
                                                      -----------   -----------
                                                        6,990,000     6,925,000
Less: Accumulated Depreciation - Dynamic Homes, Inc.   (1,910,000)   (1,890,000)
      Accumulated Depreciation - Shagawa Resort, Inc.    (520,000)     (353,000)
                                                      -----------   -----------
                                                      $ 4,560,000   $ 4,682,000
                                                      ===========   ===========

Note 7. LONG-TERM DEBT

                                                        09/30/99      09/30/98
                                                      -----------   -----------

Long-term debt (net of current maturity) consists of:
Detroit Lakes - Plant Expansion                       $   759,000   $   804,000
Leasing - Capitalized Vehicles & Equipment                323,000       304,000
Term Mortgage Agreement covering Shagawa
Resort Project (Note 9)                                 1,700,000     1,750,000
Other Notes and Contracts Payable                          40,000        46,000
                                                      -----------   -----------
                                                      $ 2,822,000   $ 2,904,000
                                                      ===========   ===========

Note 8. OTHER ASSETS - NET

                                                        09/30/99      09/30/98
                                                      -----------   -----------

    Dynamic Homes, Inc.
    -------------------
     - Deferred Maintenance Expense                   $     5,000         7,000
     - Prepaid Debt Expense                                13,000        18,000
     - Deposits                                            19,000         7,000
    Shagawa Resort, Inc.
    --------------------
     - Goodwill                                           102,000       110,000
     - Prepaid Legal / Debt Expense                       168,000       176,000
     - Asset Replacement Escrow                           103,000        81,000
     - Other                                                8,000        15,000
                                                      -----------   -----------
                                                      $   418,000   $   414,000
                                                      ===========   ===========

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

Note 10. Sales

                                      1999                       1998
                           -------------------------   -------------------------
                             3 Months      9 Months      3 Months      9 Months
                           -----------   -----------   -----------   -----------
        Single-family      $ 4,283,000   $ 7,697,000   $ 3,109,000   $ 6,970,000
        Multi-family                --       670,000       864,000       936,000
        Transportation         237,000       501,000       260,000       469,000
        Other                  115,000       332,000       121,000       274,000
        Resort                 798,000     1,646,000       762,000     1,601,000
                           -----------   -----------   -----------   -----------
                           $ 5,433,000   $10,846,000   $ 5,116,000   $10,250,000
                           ===========   ===========   ===========   ===========

Note 11. Cost of Sales

                                      1999                       1998
                           -------------------------   -------------------------
                             3 Months      9 Months      3 Months      9 Months
                           -----------   -----------   -----------   -----------
        Materials          $ 2,446,000   $ 4,998,000   $ 2,255,000   $ 4,615,000
        Labor                  387,000       808,000       383,000       769,000
        Overhead               512,000     1,134,000       466,000       938,000
        Transportation         261,000       707,000       267,000       621,000
        Resort                 358,000       879,000       348,000       880,000
                           -----------   -----------   -----------   -----------
                           $ 3,964,000   $ 8,526,000   $ 3,719,000   $ 7,823,000
                           ===========   ===========   ===========   ===========

Note 12. Operating Expenses

                                          1999                       1998
                           -------------------------   -------------------------
                             3 Months      9 Months      3 Months      9 Months
                           -----------   -----------   -----------   -----------
        Marketing          $   168,000   $   385,000   $   129,000   $   358,000
        Administration         251,000       700,000       247,000       658,000
        Resort                 258,000       706,000       252,000       701,000
                           -----------   -----------   -----------   -----------
                           $   677,000   $ 1,791,000   $   628,000   $ 1,717,000
                           ===========   ===========   ===========   ===========

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                              Results of Operations
                 Three months ended September 30, 1999 and 1998

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.)

The Company's revenue from the manufacturing sector for the three months ended September 30, 1999 was $4,635,000 or $281,000 more than the $4,354,000 recorded during the same period last year. Single-family revenue increased by $1,174,000 from $3,109,000 to $4,283,000 for 1999. However, the increase in single-family housing was offset by the absence of any multi-family/commercial revenue during 1999. The third quarter of 1998 benefited from the setting of a 20 unit multi-family housing project located in northern Minnesota. Transportation and other (retail) revenue decreased from $381,000 during 1998 to $352,000 for 1999. Although overall revenue increased during 1999, the number of delivered units was less than the corresponding period for 1998 which contributed to a $23,000 reduction in transportation revenue.

Unit activity for single-family housing is again showing signs of the traditional seasonal slowdown. In response, the Company has implemented a fall and winter discount program to stimulate winter production.

Revenue associated with Shagawa Resort, Inc. increased from $762,000 for 1998 to $798,000 during 1999 as a result of increases in both room and occupancy rates. Due to the location and seasonal nature of the resort business, sales are traditionally soft during the winter and early spring months. The seasonal availability of winter recreational activities also affects the revenue base of the resort facility. In contrast, the resort's revenue base strengthens considerably during the summer tourist season.

COST OF SALES:

Dynamic Homes, Inc. 1999 gross profit (including transportation revenues and expenses) was $1,029,000 as compared with $983,000 for the third quarter of 1998. The gross profit percent for 1999 was 22.2 percent versus 22.6 percent for 1998. When transportation revenue and expense are excluded, the gross profit percentage on product changes to 23.9 percent for 1999 and 24.2 percent for 1998. Both periods experienced similar levels of plant production however, during the third quarter of 1999, the Company encountered rising material costs for several major building components. Recognition of these increased material costs resulted in unfavorable purchases variance and a lowered gross margin. In response, the Company implemented several levels of surcharges on new orders to minimize any additional erosion to the gross margin percent.

Shagawa Resort, Inc. recorded a gross profit of $440,000 for 1999 and $414,000 during 1998. The corresponding gross margin percentages were 55.1 and 54.3, respectively. The small improvement to the gross profit percentage for 1999 reflects a higher average daily room rate and a gradual improvement in the resorts occupancy rate.

OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include transportation, marketing, and administration increased by $37,000 from $643,000 during 1998 to $680,000 for 1999. Transportation expenses were $261,000 for 1999 and $267,000 for 1998. Even though overall unit revenue increased during 1999, the number of delivered units was less than the corresponding 1998 period. Marketing expenses increased by $39,000 from $129,000 during 1998 to $168,000 during 1999. The majority of the increase in 1999 marketing expense relates to the rescheduling of the annual spring dealer meeting to a fall meeting date and increased customer incentive expenses associated with a concentration of unit sets for several high volume customer accounts. Administrative expenses remained similar for each of the periods with incurred expenses of $251,000 for 1999 and $247,000 for 1998.

Shagawa Resort, Inc. incurred comparable operating expenses of $258,000 during 1999 and $252,000 for 1998. Comparative expense ratios to net sales were 32.3 percent for 1999 and 33.1 percent for 1998.

OPERATING INCOME (LOSS):

The operating cycle for the third quarter of 1999 resulted in a consolidated income from operations of $792,000. During the same period of 1998, the Company reported consolidated income from operations of $769,000. Dynamic Homes, Inc. reported 1999 operating income of $610,000 while Shagawa Resort, Inc. contributed $182,000 of operating income. During 1998, Dynamic Homes, Inc. reported consolidated income from operations of $607,000 while Shagawa Resort, Inc. contributed operating income of $162,000. The majority of the $20,000 increase to the 1999 operations is attributed to Shagawa Resorts increased revenue base and a slightly lowered expense ratio.

NET NON-OPERATING INCOME AND EXPENSE:

Consolidated net non-operating expense for the third quarter of 1999 was $51,000 or $2,000 less than the $53,000 reported in 1998. Interest related expense was $69,000 for 1999 and $68,000 for 1998. Interest expense associated with the financing of the Shagawa Resort, Inc. generated $36,000 of interest costs during the quarter. Dynamic Homes, Inc. incurred $33,000 of interest expense associated with the capital lease financing of transportation and manufacturing equipment, a long-term financing package supporting the 1997 expansion of the manufacturing facility and short-term borrowings under the Company's line of credit. Other income for each period was similar and consists primarily of interest related income, gains on the sale of capital assets and insurance related adjustments.

FEDERAL AND STATE INCOME TAXES:

Due to the consolidated net income realized during the third quarter of each period, the Company recorded tax provisions of $296,000 for 1999 and $287,000 for 1998. Income tax obligations and benefits are estimated at the normal statutory rates.

NET INCOME:

The consolidated net income for the third quarter of 1999 was $445,000, or $16,000 greater than the $429,000 reported for the third quarter of 1998. Both basic and diluted 1999 earnings equaled $0.20 per common share versus $0.19 for 1998. During the third quarter of 1999, ownership and operation of Shagawa Resort, Inc. benefited the Company's net earnings by approximately $0.04 per share, while the manufacturing facility increased net earnings by approximately $0.16 per share. Third quarter results for 1998 were similar for both sectors. Shagawa Resort, Inc. reported 1998 third quarter earnings of $0.03 per share while the manufacturing facility reported earnings of $0.16 per share. Considerations for unexercised stock options granted in 1996 were recognized as diluted common shares outstanding for each of the periods.





                   (Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                              Results of Operations
                  Nine months ended September 30, 1999 and 1998

NET SALES:

The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and hospitality sector (Shagawa Resort, Inc.).

The Company's revenue generated from the manufacturing sector for the nine-month period ending September 30, 1999 was $9,200,000. This was an increase of $551,000 or 6.4 percent from the $8,649,000 reported during 1998. Single-family housing revenues increased by $727,000 from $6,970,000 during 1998 to $7,697,000 for 1999. However, the higher 1999 single-family activity was somewhat offset by a decrease of $266,000 in the multi-family/commercial market. Transportation and other (retail) volume sensitive revenues also increased by $90,000 from $743,000 for 1998 to $833,000 for 1999.

The Company recently received an order for a 17 unit single-family housing project in central Minnesota with an anticipated fourth quarter completion date (reference Note 3). The Company is also pursuing several smaller low-income housing developments and implemented a fall discount program to encourage new orders for construction during the slower winter months.

Revenues associated with the ownership and operation of the Shagawa Resort, Inc. totaled $1,646,000 for 1999, which is $45,000 greater than the $1,601,000 reported for 1998. The revenue base for the first nine months of each year includes the seasonally strong summer tourist season. However, as summer passes, revenues are expected to decline with the onset of the fall and winter months.

COST OF SALES:

Dynamic Homes 1999 gross profit (including transportation revenues and expenses) was $1,553,000 as compared with $1,706,000 for 1998. The gross profit percentage for 1999 is 16.9 versus 19.7 percent for 1998. When transportation revenue and expense are excluded, the gross profit percentage on product increases to 20.2 and 22.7, respectively. The gross profit percentage for the first nine months of 1999 was impacted by customer discounts associated with the fall and winter promotional marketing programs and unfavorable labor and overhead variances resulting from the under utilization of plant production capacity. In addition, escalating material costs required the recognition of unfavorable purchases variance. In order to avoid additional reductions to gross margin, Dynamic Homes has implemented surcharges on future unit orders. The Company continues to monitor material costs and the affect it has on the gross margin and pricing structure.

Shagawa Resort, Inc. recorded a gross profit of $767,000 during the first nine-months of 1999. The prior year gross profit was $721,000. The gross profit percentage for 1999 is 46.6 or an increase of 1.6 from the 45.0 percent reported during 1998. The improvement to the gross profit reflects a higher average daily room rate and better occupancy rates.

OPERATING EXPENSES:

Operating expenses associated with the manufacturing facility, which includes transportation, marketing and administrative expenses increased by $155,000 from $1,637,000 in 1998 to $1,792,000 in 1999. Overall 1999 operating expenses were
19.5 percent of net sales versus 18.9 percent for 1998. Both 1999 delivery revenue and expense increased over the corresponding 1998 level. Transportation expenses were $707,000 or 7.7 percent of net sales during 1999 and $621,000 or
7.2 percent in 1998. The increase of $86,000 primarily reflects equipment rentals required for larger and more distant unit sets, maintenance and repairs to transportation equipment and depreciation expense associated with equipment replacement. Marketing related expenses for 1999 increased by $27,000 from $358,000 during 1998 to $385,000 during 1999. The 1999 increase reflects a higher level of earned incentives by several high volume customers. Administrative expenses for the first nine months of 1999 were $700,000 or

$42,000 greater than the $658,000 incurred in 1998. The majority of the change is related to wage adjustments and an increase to the bad debt reserve.

Shagawa Resort, Inc. incurred operating expenses of $706,000 during 1999 and $701,000 for the 1998 period. Overall the current year operating expense ratio decreased from 43.8 percent of net sales to 42.9 percent.

Operating Income (Loss):

The operating cycle for the first nine months of 1999 resulted in a consolidated operating income of $529,000. During the same period of 1998, the company reported a consolidated operating income of $710,000. The manufacturing facility realized operating incomes of $468,000 during 1999 and $690,000 in 1998. Shagawa Resort, Inc. reported operating incomes of $61,000 for 1999 and $20,000 for 1998.

Even though the manufacturing facility improved its revenue base during 1999, promotional discounts, unfavorable variances and increased operational expenses affected the operating results. During the remainder of 1999, Dynamic Homes gross margin should benefit from the previously implemented surcharges on new orders received during the second half of the year. However, a recent noticeable slowdown in new order activity will again contribute to excess plant capacity and potentially higher levels of unabsorbed manufacturing overhead.

The improvement of $41,000 to Shagawa Resorts 1999 operating income is associated with a higher revenue base. Both the average daily room rate and the number of rooms rented have shown improvement. However, the resort facility will again be experiencing the seasonal decline of the tourist season.

Net Non-Operating Income and Expense:

Consolidated net non-operating expenses for 1999 were $166,000 or slightly higher than the $159,000 recognized during 1998. Interest expense remained constant at $211,000 for each period. Interest expense associated with the financing of the Shagawa Resort property decreased from $110,000 for 1998 to $107,000 for 1999. Dynamic Homes, Inc. incurred $104,000 of interest costs associated with several capital leases, long-term financing of the 1997 plant expansion and short-term borrowings under the credit line. Other income consisting of interest related income, gains on sales of capital assets and insurance adjustments decreased by $7,000 from $52,000 during 1998 to $45,000 for 1999.

Federal and State Income Taxes:

Due to the consolidated net income realized during the first nine months of both 1999 and 1998, the Company recognized consolidated tax provisions of $145,000 and $221,000 respectively. Income tax benefits and obligations are estimated at the normal statutory rates.

Net Income (Loss):

The consolidated net income, before cumulative effect of accounting change was $218,000 for 1999 and $330,000 for 1998. Both basic and diluted earnings resulted in net earnings per common share outstanding of $0.10 for 1999 and $0.15 for 1998. For the first nine months of 1999, Dynamic Homes, Inc. reported net income of $0.11 per common share while Shagawa resort reported a net loss of $0.01 per common share. During 1998, Dynamic Homes reported net income of $0.17 per share while Shagawa Resort reported a net loss of $0.02 per share. Considerations for unexercised stock options granted in 1996 were recognized as diluted common shares outstanding for each of the periods. After adoption of Statement of Position 98-5 "Reporting on Costs of Startup Activities" (Note 8)' the cumulative effect of accounting change decreased the 1998 consolidated basic and diluted net income by $0.04 per share from $0.15 to $0.11 per share.





                   (Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               Financial Condition
                            As of September 30, 1999

The Company's consolidated working capital at September 30, 1999 was a positive $3,244,000 as compared to positive working capital positions of $2,834,000 at September 30, 1998 and $3,036,000 at December 26, 1998. The current ratio for September 30, 1999 is 2.6 to 1.0 as compared with 3.2 to 1.0 at December 26, 1998 and 2.5 to 1.0 at September 30, 1998.

During the first three quarters of 1999, cash outflows were required for the build-up of inventory (finished goods), replacements of manufacturing and transportation equipment and upgrades to computer hardware and software. Cash flows to support the referenced activities were primarily provided by utilizing the Company's year-end cash and cash equivalents position, customer deposits, supplier payment terms, non-cash related depreciation and amortization, internally generated income and income tax deferrals.

Long-term debt and capital leases, net of current maturities, decreased from $2,853,000 at December 26, 1998 to $2,822,000 at September 30, 1999. On
September 30, 1998, long-term debt and capital leases, net of current maturities, was $2,904,000. In contrast, the current portion of long-term debt increased by $60,000 from $197,000 at December 26, 1998 to $257,000 at September 30, 1999. Long-term debt consists primarily of a long-term mortgage loan, which is secured by substantially all of the assets of Shagawa Resort, Inc., six capitalized lease obligations secured by transportation, material handling, and computer equipment, a restructured long-term financing arrangement secured by a real estate mortgage related to the 1997 plant expansion and a contract for deed covering the purchase of adjacent land and warehouse. The new financing package is a composite of three financing sources that provided the manufacturing facility with $1,000,000 of proceeds. The loan package was used for financing the plant expansion, including equipment and working capital for additional inventory requirements. Debt retirement associated with the plant expansion and equipment varies in maturity from three to fifteen years, dependent on the funding source (reference Note 7).

The consolidated ratio of long-term debt to stockholders' equity changed from
 .57 to 1.0 at September 30, 1998, to .56 to 1.0 at December 26, 1998 and to .53 to 1.0 at September 30, 1999. The improved ratio reflects the Company's consolidated net earnings for the first nine months of 1999. Stockholders' equity, net of treasury stock, increased from $5,106,000 at December 26, 1998 to $5,324,000 at September 30, 1999. Stockholders' equity on September 30, 1998 was $5,063,000.

Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On May 4, 1998, the Company renewed its credit line for a period of two years, subject to annual review, and without any compensating balance requirements. The credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of September 30, 1999, the Company had no outstanding balance against the available credit line.

Shagawa Resort, Inc. does not have any operating line of credit. Consequently, Shagawa Resort, Inc. is dependent on Dynamic Homes, Inc. as its source of additional funds. Periodically, Dynamic Homes, Inc. is required to advance funds, during the slower winter months, to support the resort's ongoing operations. However, during the stronger summer months, the resort generates adequate levels of funds to support its operational requirements and periodically reduce some of the outstanding advances made by Dynamic Homes, Inc. During the nine month period ending September 30, 1999, Shagawa Resorts operating cycle supported the resorts activities with a positive cash flow position.

Although no agreements are pending at this time, future opportunities may surface which deem it to be in the Company's best interest to divest itself of the Shagawa Resort property. Transactions of this type potentially could materially affect the Company's short-term operating results and capital resources. However, management anticipates that the normal operating cycle will generate sufficient cash, in conjunction with short-term borrowings on its existing credit line and supplemented by long-term financing and capital leases, to provide adequate funds to support the Company's operations and scheduled capital requirements during the remainder of 1999 and the beginning stages of the year 2000.

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

On October 25, 1999, the Board of Directors named Scott D. Lindemann to the position of interim president. Prior to the announcement, President Glenn R. Anderson was on a leave of absence due to health considerations. Mr. Anderson passed away on November 1, 1999. The Board of Directors will name a permanent successor at a future monthly board meeting.

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

Item 7. Exhibits and Reports on Form 8-K:

No reports on Form 8-K have been filed during the quarter ended September 30, 1999.





                   (Balance of page left intentionally blank.)

                                    SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   November 9, 1999                     Dynamic Homes, Inc.
       ------------------------        -----------------------------------------
                                       (Registrant)



                                       Eldon Matz
                                       Controller