Form 10-K
period 1999-12-25
DYNAMIC HOMES INC
filed 2000-03-24
CIK 225278

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Attention: Filing Desk
                                    STOP 1-4
                               450 Fifth Street NW
                            Washington, DC 20549-1004
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 25, 1999
Commission file number 0-8585

                               Dynamic Homes, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                 41-0960127
---------------------------------------  ---------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

525 Roosevelt Avenue, Detroit Lakes, MN               56501
---------------------------------------  ---------------------------------------
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

                           YES __X__     NO _____

         As of March 14, 2000, 2,240,850 common shares were outstanding, and the aggregate market value of the common shares (based upon the sales price information of these shares as compiled by the NASDAQ market) of Dynamic Homes, Inc., held by non-affiliates was approximately $2,333,000. On January 7, 1995 the Company implemented a six-month plan to repurchase up to 100,000 shares of its outstanding common stock. As of March 14, 2000, a total of 43,080 have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available but unexercised options are excluded from the common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                              (See following page)

                  Total number pages, including cover page - 44

                                    Form 10-K

                               Dynamic Homes, Inc.

                                Table of Contents


                                                                       Page No.
Part I                                                                 --------
            Item 1       Business                                         3
            Item 2       Properties                                       8
            Item 3       Legal Proceedings                                9
            Item 4       Submission of Matters to a Vote of
                         Security Holders                                 9

Part II
            Item 5       Market for the Registrants' Common
                         Stock and Related Stockholder Matters            10
            Item 6       Selected Financial Data                          10
            Item 7       Management's Discussion and Analysis of
                         Results of Operations and Financial Condition    11
            Item 8       Financial Statements and Supplementary Data      17

Part III
            Item 9       Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure           35
            Item 10      Directors and Executive Officers of the
                         Registrant                                       35
            Item 11      Executive Compensation                           35
            Item 12      Security Ownership of Certain Beneficial
                         Owners and Management                            35
            Item 13      Certain Relationships and Related
                         Transactions                                     36

Part IV
            Item 14      Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K                              37-38

                       Documents Incorporated by Reference

                                     PART I

ITEM 1. BUSINESS

GENERAL

            Dynamic Homes, Inc. (a Minnesota Corporation) was founded in 1970 and is headquartered in Detroit Lakes, Minnesota. Dynamic Homes, Inc. (hereinafter together with its subsidiaries, unless the context requires otherwise, referred to as the "Company") manufactures and markets modular, preconstructed single-family and multi-family homes and light commercial buildings in the upper Midwest region of the United States. Auxiliary products include garages, wood basements and retail sales. During 1995, the Company purchased all the stock of Shagawa Resort, Inc., a hotel/resort located in Ely, Minnesota. In conjunction with the stock purchase, the Company also entered into a management agreement for the operation of the hotel/resort which commenced operations in May 1996. During March 1997, the management agreement was terminated and the Company assumed both ownership and operational activities for the facility.

PRODUCTS

            The Company's principal product at its manufacturing facility is single-family modular homes. Single-family homes currently produced by the Company are offered in a number of standard designs with various options and floor plan variations. Even though the Company has standardized plans, the majority of single-family homes are customized to individual preferences. Approximately 90-95 percent of single-family units sold are custom built.

            Standard models include split entry, rambler, split level, one and two story homes ranging in size from approximately 864 square feet to approximately 2,268 square feet of living space. Standard features include 2x6 inch (R-19 insulated) exterior walls, R-44 roof insulation, eight foot ceiling height, sheetrocked, taped and textured, primed interior walls, cabinets, finished interior doors and trim, plumbing fixtures, 200 amp electrical service with all upper level wiring completed, shelving and windows. In addition, the customers may also choose from available options such as floor coverings, siding, lighting, roof pitches, vaulted ceilings, dormers and appliances.

            As well as its principal single-family modular homes, the Company produces and markets modular multi-family units ranging in size from approximately 600 square feet to 1,700 square feet per living unit. During 1999, the Company's multi-family sales accounted for approximately 6 percent of unit revenues. During 1998 and 1997, the Company's multi-family segment accounted for approximately 8 percent and 4 percent of revenues, respectively.

            The Company also produces light commercial products including small offices, motels and other buildings requiring special design. Commercial sales activity accounted for 2 percent of unit revenues during 1999 and less than 1 percent of 1997 and 1998 unit revenues.

            The Company also produces and markets panelized garages and wood foundations to complement its modular homes. During 1999, these auxiliary products accounted for approximately 4 percent of total unit revenues, as compared to 4 percent for 1998 and 3 percent for 1997. In addition, the Company provides its customers with the opportunity to purchase materials at retail. Revenues associated with retail sales approximate 3 to 4 percent annually.

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

            Shagawa Resort, Inc. d.b.a.: Holiday Sunspree Resort is associated with the hospitality industry. The resort/motel consists of 61 units on approximately 12.2 acres of land located in Ely, Minnesota and adjacent to Shagawa Lake. The facility offers its services to the general public but specializes as a leisure/vacation destination. The facility offers a wide range of amenities and services such as restaurants, lounge, meeting rooms, easy access to local attractions and a diversity of winter and summer recreational activities.

MARKETING

            The Company markets its products within the states of Iowa, Minnesota, Nebraska, North Dakota, South Dakota and Wisconsin principally through a network of approximately 53 independent factory authorized builder/dealers.

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

            The Company has no suggested retail prices for its products to the ultimate consumer. The builder/dealer realizes as profit the difference between what is paid the Company, other suppliers and contractors and the payment(s) received from the purchaser. During 1999, the Company derived approximately 10 percent of its revenues from one customer. During 1998, the Company derived approximately 15 percent of its revenues from one customer and in 1997, the Company realized approximately 12 percent of its revenues from one customer. Sales to customers accounting for more than 10 percent of revenues usually are of a non-repetitive nature. As a result, the Company does not expect to be dependent upon the same customers on a year-to-year basis for a significant portion of future revenues.

            In addition to the builder/dealer network, the Company may also market its products through contractors or developers. Developers operate in nonexclusive territories and purchase products based on contractual arrangements. These contractual arrangements may vary from a single-phase project to a multi-phased project built and delivered over an extended time interval.

            Shagawa Resort, Inc. markets its services through various recreational/vacation related shows and publications primarily targeting the population centers of Minnesota, Wisconsin and Iowa. In addition, the facility is a member of the Holiday Inns - Holidex Reservation System that administers a computerized reservation network service.

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

            Transportation costs significantly increase the cost of housing units sold by the Company beyond a four hundred-mile radius from its manufacturing facility. General pricing in the housing market throughout the United States is sufficiently competitive to somewhat limit the Company's ability to compete in some areas outside this radius. While this may provide the Company with some competitive advantage within its immediate market area, it makes competition outside its market more difficult. The majority of the Company's sales are concentrated within a two hundred fifty-mile radius of its manufacturing facility.

            The Company competes principally on the basis of quality and design of product, material, craftsmanship, delivery and service.

            Shagawa Resort, Inc. has several competitors within its immediate market location. The hotel/resort facility competes principally on the basis of service, amenities and location.

MATERIALS

            The principal materials used by the Company in the manufacture of its products are processed lumber, finished cabinets, floor coverings, windows and doors, sheetrock, insulation and shingles. Currently, the Company is not experiencing any difficulty in obtaining adequate supplies of raw materials from current suppliers and does not anticipate any immediate difficulty in obtaining adequate supplies. During 1999 and 1997 prices for wood building products experienced some volatility with average price levels slightly higher than anticipated. However, during 1998 prices for wood building products remained relatively stable. The Company monitors its material costs on an on-going basis and during periods of escalating material costs may impose a temporary surcharge to prevent the erosion of its profit margin. The Company may periodically adjust the surcharge level to correlate with the on-going fluctuations in material costs. While no surcharges were implemented during 1998 or 1997, the volatility of material costs in 1999 required the company to impose surcharges three times during the year. Future strong demand for wood and related building products may not only again support higher price levels but could also decrease availability through longer lead times and product allocations.

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

            No significant amount of any material is discharged by the Company into the environment and applicable laws and regulations relating to environmental protection do not require any capital expenditures by the Company for environmental control facilities at either its manufacturing or hotel/resort facility.


SEASONAL ASPECT & CURRENT ECONOMIC CONDITIONS

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

            The Company experiences seasonal increases in inventory of finished units in the spring of each year for a period of approximately six to eight weeks. Local regulations and road conditions restrict usage of roadways during this season for the delivery of homes and the passage of heavy equipment necessary for the erection of the Company's units. During the last three years, because of seasonal fluctuations in orders, the Company determined that it was advantageous to build some homes for inventory during the winter and early spring months. This process reduced idle plant capacity overhead and also provides builder/dealers with immediate product availability. The Company produced 26 units for inventory in 1999, 28 units in 1998 and 31 units in 1997. At the end of the year in 1999, the Company had 12 units in ending inventory compared with 6 units at the end of both 1998 and 1997. Because of the number of units in inventory at the end of 1999, and because of the strength of winter program orders, the Company has limited its production of inventory units during 2000. The Company continues to rotate model/display units on its premises that are used to illustrate construction and design capabilities for potential customers. As of December 25, 1999, the Company had two model/display units. The Company's intent is to have two model/display units available and replace them as needed.

            Historically, the Company's sales volume has been affected by the difficulty encountered by consumers obtaining mortgage funds and by fluctuating mortgage interest rates. The Company remains alert to the potential impact of rising home mortgage rates on home construction if the Federal Reserve Board continues to raise short-term interest rates to combat inflationary pressures. Uncertainty in the energy and mining industries and a general weakness in the agricultural economy also affect the Company's sales volume as these market segments have made strong contributions to the sales base in past years. To combat these potential economic conditions, the Company continues to diversify and modify the product line to meet the changing needs of both the rural and urban market. The diversity of product availability, structural design and flexibility, an upgraded builder/dealer network and continued emphasis on multi-family/commercial sales should contribute to the 2000 revenue base. However, any additional upward trends in mortgage rates and consumer uncertainty over the course of the economy and national budgeting policy may place limitations on potential consumers' willingness to commit to new home purchases that would adversely affect the revenue base.

            In 1999, 100 percent of all production was completed at its only plant, located in Detroit Lakes, Minnesota. During 1999, the Company operated at approximately 67% of its practical single-shift production capacity, as compared with 73% for 1998 and 62% in 1997. Historically, the Company tends to realize a significant portion of new orders during the spring and early summer months, lengthening the production cycle and contributing to lost and delayed unit orders. In order to alleviate this condition, the Company completed two plant expansion projects, the last project being completed in June 1997. Annual single-shift plant capacity is now estimated at 450,000 square feet.

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

EMPLOYEES

            At December 25, 1999, the number of full-time employees at the Detroit Lakes facility totaled 88 as compared with 95 for the year ending December 26, 1998. Of these, 5 were in management positions, 9 in supervisory positions, 54 in manufacturing, 9 in transportation and erection, 2 in sales and 9 in drafting and clerical positions. The Company's manufacturing, transportation and installation employees located in Detroit Lakes, Minnesota, are represented by a labor union. The present labor union contract for Detroit Lakes union employees became effective on March 1, 1998, and expires on February 28, 2001. The three-year contract provides for modest annual wage adjustments and increases in the benefit package.

            Shagawa Resort, Inc. has a full-time staff of 29 employees. The classification of employees consists of 5 management positions, 5 supervisory employees, 7 clerical and front-desk positions and 12 service employees. In addition, the hotel/resort facility may employ upwards to 12 seasonal employees during the summer tourist season.

ITEM 2. PROPERTIES

(A) DETROIT LAKES, MINNESOTA

            The Company's general business office and main manufacturing facility is located at 525 Roosevelt Avenue, Detroit Lakes, Minnesota. This facility consists of eight buildings comprising approximately 119,900 square feet utilized as follows: production 72,300, warehouse storage and shop 39,900 and offices 7,700. In 1994, the Company expanded the manufacturing facility by 15,000 square feet that increased additional available plant capacity by approximately 20 - 25%. During the latter stages of 1996, the Company commenced with an additional 17,000 square foot plant expansion project which was completed in June, 1997, and increased available single-shift plant capacity by approximately15 percent. The restructuring and addition of long-term debt funded the plant expansion. The buildings are situated upon a 27-acre tract of land that was leased from the City of Detroit Lakes, Minnesota. The lease was coterminous with industrial revenue bonds issued in April 1973, by the City of Detroit Lakes in principal amount of $435,000. The Company was given the option of purchasing this property at any time by paying to the city and the trustee an amount that is sufficient to discharge the then outstanding bonds. The Company exercised its option to retire all outstanding Industrial Development Revenue Bonds on April 1, 1997, obtaining title to said property which was used to provide collateral for the restructured long-term debt in support of the plant expansion project. This plant facility currently has the annual single-shift capacity to produce approximately 450,000 square feet of product. Land not occupied by buildings is used for storing raw and finished materials.

(B) SHAGAWA RESORT, INC. - ELY, MINNESOTA

            On September 7, 1995, the Company purchased all of the outstanding shares of Shagawa Resort, Inc., which was the sole owner of a Holiday Inn Sunspree Motel which was under construction and located at 400 North Pioneer Road in Ely, Minnesota. The motel consists of approximately 54,000 square feet of buildings consisting of 61 units and includes lounge, dining, recreational and meeting facilities on approximately 12.2 acres of land. The purchase price consisted of cash and a construction mortgage assumption to Norwest Bank Minnesota for the financing of the construction costs associated with completing the Shagawa Resort, Inc. hotel/resort facility. The hotel/resort remained under construction until May 1, 1996, when the hotel/resort commenced with normal business operations. During August 1996, the construction mortgage was finalized and converted to a long-term mortgage loan that is secured by the assets of Shagawa Resort, Inc. and a partial guarantee of the Small Business Administration. Monthly installments of principal and interest approximate $16,000 with a blended interest rate of approximately 8 percent (Note 6).

            In conjunction with the purchase of Shagawa Resort, Inc., the Company simultaneously entered into a Management Agreement with a managing agent to operate and manage the hotel/resort. On March 17, 1997, the Company and the managing agent collectively reached an Asset Purchase Agreement whereby the Company purchased substantially all assets of the Business. Consequently, effective March 17, 1997, the Company has assumed the management obligations and rights associated with the Shagawa Resort, Inc. facility.

            On March 20, 2000, the Company announced that it has signed a purchase agreement for the sale of the assets of Shagawa Resort, Inc. The purchase agreement calls for a purchase price of $2,300,000 plus the assumption of various obligations of the resort. The sale is expected to close by May 1, 2000, subject to certain contingencies.

ITEM 3. LEGAL PROCEEDINGS

There are no known legal proceedings pending by or against the Company that may have a material effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year being reported on.




                   (Balance of page left intentionally blank)

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            The following table sets forth the high and low sales prices of the Company's stock for the eight quarters of 1999 and 1998. As of March 13, 1995, the Company's common stock began trading on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol DYHM.

                           1999                                    1998
--------------------------------------------------------------------------------
Quarter              High         Low                        High        Low
-------              ----         ---                        ----        ---
  First            $ 1 7/8      $ 1 3/8                    $ 2 7/16    $ 1 3/4
  Second             1 11/16      1 1/4                      2 1/16      1 3/4
  Third              1 11/16      1 5/16                     2 1/4       1 9/16
  Fourth             1 5/8        1 1/16                     1 7/8       1 7/16
--------------------------------------------------------------------------------

            As of March 14, 2000, there were approximately 377 shareholders of record of common stock, the Company's only outstanding class of stock. The Company does not pay cash dividends and future dividends would be paid at the discretion of the Board of Directors and the Company's lenders.

ITEM 6. SELECTED FINANCIAL DATA

                                Dec 25,        Dec 26,       Dec. 27,       Dec. 28,       Dec. 30,
YEARS ENDED                        1999           1998           1997           1996           1995
---------------------------------------------------------------------------------------------------
Net sales                   $15,209,600    $13,905,300    $12,859,000    $12,172,200    $10,849,000
Gross profit                  3,311,300      3,250,700      2,854,500      2,965,300      2,351,500
Operating expenses            2,568,200      2,344,000      2,140,000      1,365,000      1,041,100
Operating income                743,100        906,700        714,500      1,600,300      1,310,400
Net income (See page 14)        347,900        374,300        329,100        908,100        809,100
Basic net income per
  common share              $       .16    $       .17    $       .15    $       .41    $       .37
Diluted net income per
  common share              $       .16    $       .17    $       .15    $       .41    $       .37

AT YEAR END
---------------------------------------------------------------------------------------------------
Working capital              $3,344,700     $3,035,400     $2,630,200     $1,895,800     $1,746,700
Total assets                  9,784,000      9,425,200      8,881,500      7,619,900      5,833,200
Long-term debt, Net           2,752,300      2,852,500      2,951,400      2,077,400      1,066,300
Stockholders' equity          5,454,400      5,106,500      4,732,200      4,403,100      3,479,300
Weighted average number
  common shares outstanding   2,241,000      2,241,000      2,241,000      2,223,000      2,209,000

STATISTICAL HIGHLIGHTS
---------------------------------------------------------------------------------------------------
Single-family unit sales            224            206            201            219            192
Average square feet per
  single-family unit              1,310          1,332          1,330          1,277          1,225
Total sq. feet of production    302,381        331,882        279,878        315,182        308,400


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

NET SALES

            The Company's revenue and operating results encompass both the manufacturing sector (Dynamic Homes, Inc.) and the hospitality sector (Shagawa Resort, Inc.).

            The Company realized revenues of $13,158,900 from the manufacturing sector for 1999, an increase of $1,189,900 or 10 percent from the $11,969,000 reported for 1998. Revenues for the 1997 period were $11,236,600. Sales of single-family homes increased by $979,500 from $9,924,800 during 1998 to $10,904,300 for the current year. Sales of single-family homes during 1997 totaled $9,681,600. The Company sold 224 single-family units during 1999, 206 units during 1998 and 201 units during 1997. Housing units associated with Native American Communities approached 6 percent of total revenue for both 1999 and 1997. During 1998, Native American projects accounted for 12 percent of the revenue base. Currently, Dynamic Homes has one contract with a Native American Community consisting of an assisted living complex.

            Sales of multi-family/commercial projects totaled $1,109,000 for 1999, up $119,700 from the 1998 total of $989,300 Multi-family/commercial projects for 1997 were $617,300. The Company sold 21 multi-family/commercial units in 1999, 27 units during 1998 and 18 units in l997. New construction sales through the Company's builder/dealer network increased nearly 14% in 1999 while single and multi-family/commercial projects associated with non-dealers (developers) declined. As of March 10, 2000, the Company has two multi-family/commercial projects under contract consisting of an assisted living complex and a small resort addition.

            Transportation and other (retail) sales totaled $1,145,600 for 1999 compared with $1,054,900 for 1998 and $937,700 for 1997. Transportation revenue increased each year as did the number of units set. Other or retail sales also improved over the last three years from $369,300 in 1997 to $409,900 in 1998 and $442,400 for 1999.

            The Company's order backlog consisting of completed units awaiting delivery, current production and orders scheduled for future production totaled $1,645,000 at the end of 1999 compared with $2,737,000 for 1998. As of March 1, 2000, the Company's backlog increased to $5,307,000 versus $4,964,000 at March 1, 1999. Approximately 38 percent of the 12/26/98 backlog and 20 percent of the March 1, 1999, backlog resulted from the failure of a developer to take delivery of completed units. However, as of 1999 year-end, only one unit remains as unsold. The order backlog totals for each March 1 period reflect the responses associated with the completion of winter promotional programs. The recently completed winter promotion resulted in a 27% increase in new single-family orders over the 1998 period. Production activities for the new orders should benefit the Company through better utilization of available plant capacity and improved manufacturing overhead absorption . As these units are delivered and set, promotional related discounts will however, reduce the gross margin percent. During the slower winter months, the Company traditionally constructs inventory units that are available to the builder/dealer network for immediate purchase. The Company constructed 3 inventory units during the first two months of 2000 and 10 units during the same period of 1999. As of March 1, 2000, the Company's finished goods inventory consisted of 41 units including 14 unsold inventory units. As of March 1, 1999, the Company's finished goods inventory consisted of 55 units including 16 unsold inventory units. In addition, a significant portion of the March 1, 1999, finished goods inventory related to a single customer who delayed the delivery and setting of ordered and completed units. The Company is again beginning to encounter seasonal road restrictions that affect the Company's ability to deliver and set units during the first two quarters of each year.

            On March 17, 1997, the Company through an asset purchase agreement, assumed the management rights and obligations associated with the daily operations of a hotel/resort facility d.b.a.: Holiday Inn Sunspree Resort, located in Ely, Minnesota. Revenues associated with the hotel/resort facility totaled $2,050,700 for 1999 versus $1,936,300 for 1998 and $1,622,400 for the period March 17, 1997, through December 31, 1997. The increased revenue realized during 1999 is associated with increases in both room and occupancy rates. Due to the location and seasonal nature of the resort business, sales are traditionally soft during the winter and early spring months but strengthen considerably during the summer tourist season. During the past three years of operation, mild weather conditions and the absence of sufficient snow cover discouraged some of the winter recreational guests from using the facility.

GROSS PROFIT

            Gross profit from the Company's manufacturing sector totaled $2,389,000 in 1999 as compared with $2,412,500 for 1998 and $2,183,900 for 1997.
As a percentage of net sales, the gross profit percent decreased by 2.0% from 20.2% during 1998 to 18.2% for 1999. Gross profit percent for 1997 was 19.4%. The 1999 gross profit percentage was adversely affected by the 1998 year-end carry-over of inventory units and the failure of a developer to accept delivery of completed units. The carryover units have been successfully marketed through the builder/dealer network utilizing discount pricing. However, the availability of these units resulted in a reduced level of single-family production during 1999 which resulted in an increased level of idle plant capacity and unfavorable manufacturing variances. In addition, the Company also encountered escalating material costs on several essential building components. Consequently, the Company implemented a series of temporary surcharges to avoid additional erosion of the gross margin percentage.

            Shagawa Resort, Inc. recorded a gross profit of $922,300 or 45.0% for the period ended December 31, 1999. During 1998 and 1997, the resort recorded gross profits of $838,200 or 43.3% and $670,600 or 41.3%, respectively. The increase to the gross margin percent reflects the improved occupancy rate and an increase in the average daily room rate.

OPERATING EXPENSE

            Marketing and administrative operating expenses associated with the manufacturing facility increased from 12.2 percent of net sales for 1998 to 12.5 percent during 1999. Similar expenses in 1997 were 11.9 percent of net sales. Marketing expenses for 1999 were 4.7 percent of net sales compared with 4.5 percent for 1998 and 4.1 percent for 1997. The 1999 increase in marketing expenses reflects a higher level of earned incentives by several high volume customers. Administration expenses remained constant over the three-year period. Administration expenses were 7.8% of net sales for 1999 and 1997 and 7.7% for 1998.

            Shagawa Resort, Inc. incurred 1999 operating expenses of $923,600. Operating expenses for 1998 were $885,700 and $799,100 for the shorter 1997 period. As a percent of net sales, operating expenses have decreased each year from 49.3% for 1997, 45.7% for 1998 and 45.0% during 1999.

OPERATING INCOME (LOSS)

            The manufacturing facility realized 1999 income from operations of $744,300 or 5.7 percent of net sales. Income from operations in 1998 totaled $954,200 or 8.0 percent of net sales. During 1997, the Company realized income from operations of $843,000 or 7.5 percent of net sales. Even though the manufacturing facility improved the revenue base during 1999, unfavorable variances associated with a lower level of production, higher material costs and an increase in builder/dealer incentives affected the operating results. At the conclusion of 1999, the Company had reduced the inventory of unsold carry-over units that contributed to a reduced level of new order production for 1999.

            Shagawa Resort, Inc. almost attained operational break-even status during 1999 with an operating loss of $1,200. Operating losses for fiscal years 1998 and 1997 were $47,500 and $128,500, respectively. The 1999 and 1998 operating results reflect the Company's adoption of the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", as described in the Other Income (Expense) section.


OTHER INCOME (EXPENSE)

            Net non-operating expense for the manufacturing facility during 1999 totaled $14,500, compared with $26,100 in 1997 and $67,100 in 1997. Interest expense, primarily related to a 1997 plant expansion, equipment acquisitions and short-term borrowings increased interest expense from $89,400 in 1997 to $121,900 for 1998 and $125,500 during 1999. Non-operating income of $111,000 during 1999 primarily consists of investment income realized from the Company's cash and cash equivalents position, customer service charges and deposit forfeitures.

            Shagawa Resort, Inc. incurred mortgage related interest expense of $141,900 during 1999, $147,200 during 1998 and $147,900 during 1997. Other income of $58,700 realized during 1997 primarily relates to lease revenues of $55,600 recognized prior to the March 17, 1997, asset purchase agreement.

            During the fourth quarter of 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires the expensing of start-up activities as incurred and the expensing of previously capitalized start-up costs. The provisions of the statement required implementation for years beginning after December 15, 1998, but early adoption was encouraged. As a result, the Company expensed the remaining unamortized start-up costs associated with Shagawa Resort, Inc. that were initially capitalized during the 1995 - 1996 construction and pre-operating period. Adoption of the accounting change in 1998 resulted in cumulative expenses totaling $150,000 or $94,000 net of taxes charged to operations as of the beginning of the year. No further impact is anticipated from the adoption of this accounting change.

INCOME TAX BENEFIT (PROVISION)

            The Company's consolidated provision for income taxes was $242,000 in 1999, $268,000 in 1998 and $227,000 in 1997. Federal and state income tax obligations and benefits are estimated at the normal statutory rate throughout the year with a final adjustment at year-end relating to differences between the basis of receivables, property and equipment, other assets and accrued expenses.

NET INCOME

            The Company reported a consolidated 1999 net income of $347,900. The Company reported a consolidated 1998 net income of $467,900 before the cumulative effect of the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". and $374,300 after the cumulative effect of Statement of Position 98-5. Consolidated net income for 1997 was $329,100.
Basic and diluted earnings per common share are $0.16 for 1999, $0.21 for 1998 and $0.15 for 1997. After the adoption of Statement of Position 98-5, the cumulative effect of the accounting change reduced 1998 net income to $374,300 or $0.17 for both basic and diluted earnings per common share. Considerations for unexercised stock options granted in 1996 were recognized in arriving at the diluted shares and earnings per share computations.

            Shagawa Resort incurred a net loss of $0.04 per common share for fiscal 1999. During fiscal years 1998 and 1997, Shagawa Resort, Inc. incurred net losses of $0.06 per common share. After the adoption of the accounting change, Shagawa Resort, Inc. recorded a net loss of $0.10 per common share for 1998.


FINANCIAL CONDITION


            The Company's consolidated 1999 year-end cash and cash equivalents position totals $931,600 or $619,300 greater than the $312,300 at 1998 year-end and $397,900 less than the 1997 year-end total of $1,329,500. Net cash from 1999 operating activities increased by $1,614,800 from 1998 and $289,700 from 1997. During 1999, cash outflows were required for the purchase of capital assets, reductions to outstanding customer deposits and a temporary year-end build-up of customer receivables. Cash flows to support the referenced activities were provided by utilizing the Company's prior year cash and cash equivalents position, non-cash related depreciation and amortization, inventory reduction, long-term financing and internally generated income.

            The Company's consolidated working capital increased by $309,300 from $3,035,400 at the end of 1998 to $3,344,700 at 1999 year-end. The current ratio for December 25, 1999 is 3.3 to 1.0 compared to 3.2 to 1.0 at December 26, 1998. Other assets and property and equipment, net of amortization and depreciation, decreased by $33,600 during 1998. Current year acquisitions of capital assets primarily consist of replacement vehicles, computer hardware and software and plant and office renovations.

            Long-term debt and capital leases, net of current maturities, decreased by $100,200 from $2,852,500 at December 26, 1998 to $2,752,300 at
December 25, 1999. In contrast, the current portion of long-term debt increased by $71,200 from $196,900 at December 26, 1998 to $268,100 at December 25, 1999.
Long-term debt consists primarily of a long-term mortgage loan, which is secured by substantially all of the assets of Shagawa Resort, Inc., four capitalized lease obligations secured by transportation and material handling equipment, a restructured long-term financing arrangement secured by a real estate mortgage related to the 1997 plant expansion, a contract for deed covering the purchase of adjacent land and warehouse and two notes secured by transportation and computer equipment. Debt retirement associated with the various financing arrangements varies in maturity from three to fifteen years, dependent on the funding source.

            The consolidated ratio of long-term debt to stockholders' equity changed from .56 to 1.0 at December 26, 1998 to .50 to 1.0 at December 25, 1999. The improved ratio reflects the Company's additional consolidated net earnings for 1999 and the fiscal year payments on the long-term debt. Stockholders' equity, net of treasury stock, increased from $5,106,500 at December 26, 1998 to $5,454,500 at December 25, 1999.

            Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On May 4, 1998, the Company renewed its credit line for a period of two years, subject to annual review, and without any compensating balance requirements. The credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of December 25, 1999, the Company had no outstanding balance against the available credit line.

         Shagawa Resort, Inc. does not have any operating line of credit. Consequently, Shagawa Resort, Inc. is dependent on Dynamic Homes, Inc. as its source of additional funds. Periodically, Dynamic Homes, Inc. is required to advance funds, during the slower winter months, to support the resort's ongoing operations. However, during the stronger summer months, the resort generates adequate levels of funds to support its operational requirements and periodically reduces the outstanding advances made by Dynamic Homes, Inc. During 1999, net cash advances to Shagawa Resort, Inc. were approximately $12,000.

            The Company continues to pursue the sale of the Shagawa Resort property since it does not strategically fit with the Company's niche of residential and commercial construction. The Company has received offers for the assets of Shagawa Resort. However, as of this date, no final agreement has been finalized and there is no assurance if or when a sale may be completed. The Company has also engaged the services of a securities investment firm to explore alternatives for enhancing shareholder value which may include the sale or merger of the Company. Again, there is no assurance this exploration will result in any acceptable proposals or that any type of transaction will be consummated.

            The Company is cognizant of the need to accelerate future sales and earnings. Consequently, the Company has initiated the following potential growth initiatives:

            * Strengthening of the Company's network of builder/dealers, particularly within the more heavily populated markets. Two new builder/dealers meeting the criteria have recently been added to the network.

            * Implementation of new and aggressive marketing programs to heighten the Company's recognition as a builder of affordable quality homes.

            * Pursue additional business with the regions Native American community by building on past business associations with these communities.

The Company's management anticipates that the normal operating cycle will generate sufficient cash, in conjunction with short-term borrowings on the existing credit line and supplemented by long-term financing will provide adequate funds to support the Company's operations and scheduled capital asset requirements during year 2000.

            On November 15, 1999, the Company's Board of Directors elected Scott
D. Lindemann to the position of President. Mr. Lindemann was previously named interim President following a Board of Directors meeting on October 25, 1999. The Board of Directors accepted the resignation of D. Raymond Madison as Chief Executive Officer at the February 28, 2000 Board of Directors meeting and elected Mr. Lindemann to succeed Mr. Madison as Chief Executive Officer.

            Statements regarding the Company's operations, performance and financial condition are subject to certain risks and uncertainties. These risks and uncertainties include but are not limited to rising mortgage interest rates and/or weakness in regional and national economic conditions that could have an adverse impact on new home and multi-family/commercial sales. Likewise, future escalating and volatile material costs and unfavorable weather conditions could also affect the Company's profit levels.


                   (Balance of page left intentionally blank)

ITEM 8. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements and Supplementary Financial Data

                                                                           Page
                                                                           ----
     Independent Auditor's Report                                           18
     Consolidated Balance Sheets at December 25, 1999 and
              December 26, 1998                                             19
     Consolidated Statements of Operations for the years ended
              December 25, 1999, December 26, 1998
              and December 27, 1997                                         20
     Consolidated Statements of Stockholders' Equity for the years ended December 25, 1999, December 26, 1998 and
              December 27, 1997                                             21
     Consolidated Statements of Cash Flows for the years ended
              December 25, 1999, December 26, 1998
              and December 27, 1997                                    22 - 23
     Notes to Consolidated Financial Statements                             24

INDEPENDENT AUDITOR'S REPORT
----------------------------


The Stockholders and Board of Directors
DYNAMIC HOMES, INC. AND SUBSIDIARIES
Detroit Lakes, Minnesota


We have audited the accompanying consolidated balance sheets of DYNAMIC HOMES, INC. AND SUBSIDIARIES as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DYNAMIC HOMES, INC. AND SUBSIDIARIES as of December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for amortization of start-up activities in 1998.






Fargo, North Dakota
February 11, 2000

DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 25, 1999 AND DECEMBER 26, 1998
--------------------------------------------------------------------------------

                                                             1999             1998
                                                         ------------     ------------
ASSETS

CURRENT ASSETS
       Cash and cash equivalents                         $    931,600     $    312,300
       Receivables
            Trade, less allowance for doubtful
                 accounts 1999 $12,300; 1998 $60,000        1,796,900        1,491,500
            Refundable income taxes                            14,400               --
            Other                                               3,600           33,500
       Inventories                                          1,875,200        2,367,200
       Prepaid expenses                                        69,300           78,100
       Deferred income taxes                                  127,000          143,000
                                                         ------------     ------------

                 Total current assets                       4,818,000        4,425,600

OTHER ASSETS, net of accumulated amortization                 408,600          421,300

PROPERTY AND EQUIPMENT, net of accumulated
       depreciation                                         4,557,400        4,578,300
                                                         ------------     ------------

                                                         $  9,784,000     $  9,425,200
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current maturities of long-term debt              $    268,100     $    196,900
       Accounts payable                                       346,800          350,000
       Customer deposits                                      127,000          199,500
       Accrued expenses                                       731,400          638,900
       Income taxes payable                                        --            4,900
                                                         ------------     ------------

                 Total current liabilities                  1,473,300        1,390,200
                                                         ------------     ------------

LONG-TERM DEBT, less current maturities                     2,752,300        2,852,500
                                                         ------------     ------------

DEFERRED INCOME TAXES                                         104,000           76,000
                                                         ------------     ------------

STOCKHOLDERS' EQUITY
       Common stock, par value $.10 per share
            Authorized, 5,000,000 shares
            Issued, 2,284,000 shares in 1999 and 1998         228,400          228,400
       Additional paid-in capital                             147,100          147,100
       Retained earnings                                    5,223,000        4,875,100
                                                         ------------     ------------
                                                            5,598,500        5,250,600
       Less treasury stock, at cost (43,080 shares)          (144,100)        (144,100)
                                                         ------------     ------------
                                                            5,454,400        5,106,500
                                                         ------------     ------------

                                                         $  9,784,000     $  9,425,200
                                                         ============     ============

See Notes to Consolidated Financial Statements

DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998, AND DECEMBER 27, 1997
--------------------------------------------------------------------------------

                                                                    1999             1998             1997
                                                               ------------     ------------     ------------
SALES                                                          $ 15,209,600     $ 13,905,300     $ 12,859,000

COST OF SALES                                                    11,898,300       10,654,600       10,004,500
                                                               ------------     ------------     ------------

GROSS PROFIT                                                      3,311,300        3,250,700        2,854,500

OPERATING EXPENSES                                                2,568,200        2,344,000        2,140,000
                                                               ------------     ------------     ------------

INCOME FROM OPERATIONS                                              743,100          906,700          714,500

OTHER INCOME (EXPENSES)
       Interest expense                                            (267,400)        (269,100)        (237,300)
       Interest income and service charges                           42,900           47,100           28,900
       Gain (loss) on sale of equipment                               8,000           19,400           (8,700)
       Other, net                                                    63,300           31,800           58,700
                                                               ------------     ------------     ------------

INCOME BEFORE INCOME TAXES AND
       CUMULATIVE EFFECT OF ACCOUNTING
       CHANGE                                                       589,900          735,900          556,100

INCOME TAXES                                                        242,000          268,000          227,000
                                                               ------------     ------------     ------------

INCOME BEFORE CUMULATIVE EFFECT
       OF ACCOUNTING CHANGE                                         347,900          467,900          329,100

CUMULATIVE EFFECT OF ACCOUNTING
       CHANGE (net of income tax of $56,000)                             --          (93,600)              --
                                                               ------------     ------------     ------------

NET INCOME                                                     $    347,900     $    374,300     $    329,100
                                                               ============     ============     ============

BASIC INCOME PER COMMON SHARE
       Income before cumulative effect of
            accounting change                                  $       0.16     $       0.21     $       0.15
       Cumulative effect of accounting change                            --            (0.04)              --
                                                               ------------     ------------     ------------

       Net income                                              $       0.16     $       0.17     $       0.15
                                                               ============     ============     ============

DILUTED INCOME PER COMMON SHARE
       Income before cumulative effect of accounting change    $       0.16     $       0.21     $       0.15
       Cumulative effect of accounting change                            --            (0.04)              --
                                                               ------------     ------------     ------------

       Net income                                              $       0.16     $       0.17     $       0.15
                                                               ============     ============     ============

PRO FORMA AMOUNTS ASSUMING RETROACTIVE
       APPLICATION OF ACCOUNTING CHANGE
            Net income                                                          $    523,900     $    370,100
            Basic income per common share                                               0.23             0.17
            Diluted income per common share                                             0.23             0.17
                                                                                ============     ============

See Notes to Consolidated Financial Statements

DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998, AND DECEMBER 27, 1997
--------------------------------------------------------------------------------

                                     Common Stock              Additional
                              ----------------------------      Paid-in         Retained       Treasury
                                 Shares          Amount         Capital         Earnings         Stock            Total
                              ------------    ------------    ------------    ------------    ------------     ------------
BALANCE, DECEMBER 28, 1996       2,284,000    $    228,400    $    147,100    $  4,171,700    $   (144,100)    $  4,403,100
       Net income                       --              --              --         329,100              --          329,100
                              ------------    ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 27, 1997       2,284,000         228,400         147,100       4,500,800        (144,100)       4,732,200
       Net income                       --              --              --         374,300              --          374,300
                              ------------    ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 26, 1998       2,284,000         228,400         147,100       4,875,100        (144,100)       5,106,500
       Net income                       --              --              --         347,900              --          347,900
                              ------------    ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 25, 1999       2,284,000    $    228,400    $    147,100    $  5,223,000    $   (144,100)    $  5,454,400
                              ============    ============    ============    ============    ============     ============


See Notes to Consolidated Financial Statements

DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998, AND DECEMBER 27, 1997
--------------------------------------------------------------------------------

                                                               1999             1998             1997
                                                           ------------     ------------     ------------
OPERATING ACTIVITIES
       Net income                                          $    347,900     $    374,300     $    329,100
       Charges and credits to net income
            not affecting cash
                 Depreciation                                   466,200          430,100          376,400
                 Amortization                                    30,300           22,900           59,400
                 (Gain) loss on sale of equipment                (8,000)         (19,400)           8,700
                 Deferred income taxes                           44,000          (48,000)          42,000
                 Cumulative effect of accounting change              --          149,600               --
       Changes in assets and liabilities
            Receivables                                        (275,500)        (778,700)         (60,500)
            Inventories                                         492,000         (878,900)         107,000
            Prepaid expenses                                      8,800          (30,700)         (18,200)
            Accounts payable                                     (3,200)          89,000           44,900
            Customer deposits                                   (72,500)          22,400         (148,700)
            Accrued expenses                                     92,500          113,300           69,200
            Income taxes                                        (19,300)          42,500            4,200
                                                           ------------     ------------     ------------

NET CASH FROM (USED FOR) OPERATING
       ACTIVITIES                                             1,103,200         (511,600)         813,500
                                                           ------------     ------------     ------------

INVESTING ACTIVITIES
       Proceeds from sale of equipment                            8,000           34,100           13,000
       Payments for other assets                                (17,600)         (64,100)        (187,200)
       Purchase of property and equipment                      (445,300)        (353,500)        (653,500)
                                                           ------------     ------------     ------------

NET CASH USED FOR INVESTING ACTIVITIES                         (454,900)        (383,500)        (827,700)
                                                           ------------     ------------     ------------

FINANCING ACTIVITIES
       Principal payments on long-term debt                    (222,000)        (171,700)        (210,400)
       Proceeds from long-term debt borrowings                  193,000           49,600        1,000,000
                                                           ------------     ------------     ------------

NET CASH FROM (USED FOR) FINANCING
       ACTIVITIES                                               (29,000)        (122,100)         789,600
                                                           ------------     ------------     ------------

NET CHANGE IN CASH AND CASH
       EQUIVALENTS                                              619,300       (1,017,200)         775,400

CASH AND CASH EQUIVALENTS AT
       BEGINNING OF YEAR                                        312,300        1,329,500          554,100
                                                           ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT
       END OF YEAR                                         $    931,600     $    312,300     $  1,329,500
                                                           ============     ============     ============

(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS -- PAGE - 2
--------------------------------------------------------------------------------

                                                                   1999             1998            1997
                                                               ------------     ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH
       FLOW INFORMATION
            Cash payments for
                 Income taxes, net of refunds                  $    217,300     $    217,500    $    180,800
                 Interest                                           267,800          254,700         232,000
                                                               ============     ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH
       INVESTING AND FINANCING ACTIVITIES

            Capital lease obligation incurred
                 for use of new equipment                                       $     65,900    $     69,000
                                                                                ============    ============

            Contract for deed incurred for purchase of land                                     $     62,500
                                                                                                ============

            Purchase of assets, net of liabilities assumed, of
                 Holiday Inn Sunspree Resort:
                      Fair value of assets acquired                                             $    156,900
                      Liabilities assumed                                                           (104,300)
                                                                                                ------------

                      Cash paid                                                                 $     52,600
                                                                                                ============

See Notes to Consolidated Financial Statements

DYNAMIC HOMES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 25, 1999, DECEMBER 26, 1998, AND DECEMBER 27, 1997

--------------------------------------------------------------------------------

NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Dynamic Homes, Inc., its wholly-owned subsidiary, Shagawa Resort, Inc., and three additional wholly-owned subsidiaries which had no significant operations during 1999, 1998, and 1997. All significant intercompany accounts and transactions have been eliminated.

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

INVENTORIES

Inventories are stated at the lower of cost (standard cost method) or market. Cost of work in process and finished goods inventories includes materials, labor and factory overhead.

REVENUE RECOGNITION

Sales of Dynamic Homes, Inc. are recognized and recorded upon delivery of the finished product. Sales of Shagawa Resort, Inc. are recognized and recorded upon delivery of service.


(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, including the cost of capitalized leased assets. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

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

The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for bank loans with similar items and average maturities. The carrying amount of long-term debt approximates the estimated fair value at December 25, 1999 and December 26, 1998.

AMORTIZATION

Included in other assets are costs associated with obtaining financing which are being amortized on the straight-line basis over the life of the loans. Also included in other assets is goodwill related to the acquisition of Shagawa Resort, Inc., which is being amortized on the straight-line method over its estimated useful life.

During 1998, the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", which requires companies to expense the cost of start-up activities as incurred. In accordance with the provisions of the statement, unamortized amounts of previously capitalized costs have been charged to operations as of the beginning of the year in which the statement was adopted. The provisions of the statement required implementation for years beginning after December 15, 1998, however, the Company elected to adopt the statement early.

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

ADVERTISING COSTS

Costs incurred for producing and distributing advertising are expensed as incurred. The Company incurred advertising costs of $157,100 in 1999, $188,300 in 1998, and $148,000 in 1997.

FISCAL YEAR

The reporting period for the Company ends on the last Saturday of December each year, with the exception of Shagawa Resort, Inc. which has a reporting year ending on December 31. The year ended December 25, 1999 contained 52 weeks, the year ended December 26, 1998 contained 52 weeks, and the year ended December 27, 1997 contained 52 weeks.

INCOME PER COMMON SHARE

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year. Weighted average outstanding common shares were 2,241,000 in 1999, 1998, and 1997.

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

NOTE 2 - INVENTORIES

                                                           1999          1998
                                                        ----------    ----------

     Raw materials                                      $  853,500    $  832,000
     Work in process                                       135,100       155,600
     Finished goods                                        886,600     1,379,600
                                                        ----------    ----------

                                                        $1,875,200    $2,367,200
                                                        ==========    ==========


(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - OTHER ASSETS

                                                        1999            1998
                                                    -----------     -----------

Capitalized debt expense                              $ 221,700       $ 218,900
Goodwill                                                119,400         119,400
Replacement reserve account                             104,000         100,800
Other                                                    43,700          22,400
                                                    -----------     -----------
                                                        488,800         461,500
Less accumulated amortization                           (80,200)        (40,200)
                                                    -----------     -----------

                                                    $   408,600     $   421,300
                                                    ===========     ===========

NOTE 4 - PROPERTY AND EQUIPMENT

                                                        1999            1998
                                                    -----------     -----------

Land and improvements                                 $ 426,100       $ 401,500
Buildings                                             3,756,800       3,700,100
Machinery and equipment                               2,932,900       2,660,200
                                                    -----------     -----------
                                                      7,115,800       6,761,800
Less accumulated depreciation                        (2,558,400)     (2,183,500)
                                                    -----------     -----------

                                                    $ 4,557,400     $ 4,578,300
                                                    ===========     ===========

NOTE 5 - LEASES

The Company leases equipment under long-term capital lease agreements. The lease agreements provide for varying monthly payments through July 2003.

                                                        1999            1998
                                                    -----------     -----------
Capitalized leased assets consist of:

Equipment                                           $   393,100     $   393,100
Less accumulated amortization                          (165,800)       (109,700)
                                                    -----------     -----------

                                                    $   227,300     $   283,400
                                                    ===========     ===========


(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Minimum lease payments for the capital leases in future years are as follows:

    Years Ending December
    ---------------------

        2000                                         $    80,500
        2001                                             142,300
        2002                                              41,900
        2003                                              22,700
                                                     -----------
        Total minimum lease payments                     287,400
           Less interest                                 (48,600)
                                                     -----------

        Present value of minimum lease
           payments - Note 6                         $   238,800
                                                     ===========

NOTE 6 - NOTE PAYABLE AND LONG-TERM DEBT

The Company has available a line of credit which is secured by inventories and receivables. The credit available is based on specified percentages of inventories and receivables to a maximum of $1,500,000. As of December 25, 1999 and December 26, 1998, there were no borrowings outstanding under the line of credit. Borrowings under the line of credit bear interest at a variable rate (8.5% at December 25, 1999) and there are no compensating balance requirements.

Long-term debt consists of:

                                                        1999            1998
                                                     -----------    -----------

    Variable rate note payable (8.75% at December
        25, 1999), due in monthly installments of
        $8,200, including interest, to September
        2006, when the remaining balance is due,
        secured by substantially all assets of
        Shagawa Resort, Inc.                         $   861,900    $   882,900

    7.32% note payable, due in monthly
        installments of $7,556, including
        interest, until August 2016, secured by
        substantially all assets of Shagawa
        Resort, Inc., and a partial guarantee of
        the Small Business Administration                869,500        895,500

    8.25% note payable, due in monthly
        installments of $6,000, including
        interest, to March 2002, at which time the
        balance is due, secured by real estate and
        equipment                                        551,100        576,500

    Capitalized lease obligations, secured by
        leased assets - Note 5                           238,800        291,800


(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

    8.25% note payable, due in monthly
        installments of $1,819, including
        interest, to April 2002, when the
        remaining balance is due, secured by
        second mortgage on building                      169,200        176,800

    8.5% note payable, due in monthly installments
        of $3,302, including interest, to June
        2003, secured by transportation equipment       122,000              --

    8%  note payable, due in varying monthly
        installments, including interest, to March
        2002, secured by equipment                        96,700        136,900

    6.5% contract for deed, due in annual
        installments of $10,500, plus interest, to
        August 2001, with a final payment of
        $15,500, plus interest, due August 2002,
        secured by land                                   36,500         47,000

    8.25% note payable, due in monthly
        installments of $1,892, including
        interest, to June 2001, secured by
        computer equipment                                33,600             --

    4.9% note payable, due in monthly installments
        of $1,479, including interest, to June
        2001, secured by equipment                        25,700         41,800

    Other                                                 15,400            200
                                                     -----------    -----------
                                                       3,020,400      3,049,400
    Less current maturities                             (268,100)      (196,900)
                                                     -----------    -----------

                                                     $ 2,752,300    $ 2,852,500
                                                     ===========    ===========

Long-term debt maturities are as follows:

    Years Ending December
    ---------------------

        2000                                           $ 268,100
        2001                                             332,100
        2002                                             802,200
        2003                                             110,200
        2004                                              72,800
        Thereafter                                     1,435,000
                                                     -----------

                                                     $ 3,020,400
                                                     ===========


(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - CUSTOMER DEPOSITS

Customer deposits of $127,000 at December 25, 1999 and $199,500 at December 26, 1998 consisted of advance payments from customers for sales to be recognized in the following year. Sales to be recognized in 2000 related to customer deposits at December 25, 1999 are estimated to be $1,645,000.

NOTE 8 - ACCRUED EXPENSES

                                                       1999             1998
                                                   -----------      -----------

Salaries, wages and vacations                      $   259,700      $   259,500
Taxes, other than income taxes                         125,300           97,300
Warranty                                                75,700           72,300
Other                                                  270,700          209,800
                                                   -----------      -----------

                                                   $   731,400      $   638,900
                                                   ===========      ===========

NOTE 9 - STOCK OPTION PLAN

The Company approved a stock option plan in 1996, authorizing the use of 400,000 shares for the plan. During 1996, 240,000 options were granted; 200,000 to officers and directors at $2.3125 per share and 40,000 shares to various employees at $2.1562 per share. No options were exercised during 1999, 1998, or 1997, however during 1997, 25,000 of options to officers and 10,000 of options to employees were forfeited as a result of the respective individuals' separation from the Company. Compensation cost related to the options granted in 1996 had no effect on net income or income per share.

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

NOTE 10 - SALES

                                  1999               1998               1997
                             -------------      -------------      -------------

Single-family                $  10,904,300      $   9,924,800      $   9,681,600
Multi-family/commercial          1,109,000            989,300            617,300
Transportation                     703,200            645,000            568,400
Other                              442,400            409,900            369,300
Resort                           2,050,700          1,936,300          1,622,400
                             -------------      -------------      -------------

                             $  15,209,600      $  13,905,300      $  12,859,000
                             =============      =============      =============


(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - COST OF SALES

                                  1999               1998               1997
                             -------------      -------------      -------------

Materials                      $ 7,076,000        $ 6,261,600        $ 5,964,900
Labor                            1,088,100          1,073,300          1,001,600
Overhead                         1,643,400          1,358,500          1,336,200
Transportation                     962,400            863,100            749,900
Resort                           1,128,400          1,098,100            951,900
                             -------------      -------------      -------------

                             $  11,898,300      $  10,654,600      $  10,004,500
                             =============      =============      =============

NOTE 12 - OPERATING EXPENSES

                                  1999               1998               1997
                             -------------      -------------      -------------

Marketing                    $     696,700      $     602,900      $     537,400
Administration                   1,871,500          1,741,100          1,602,600
                             -------------      -------------      -------------

                             $   2,568,200      $   2,344,000      $   2,140,000
                             =============      =============      =============

NOTE 13 - INCOME TAXES

Net deferred tax assets and liabilities consist of the following components as of December 25, 1999 and December 26, 1998:

                                                    1999               1998
                                                -------------      -------------

Deferred tax assets
       Receivable allowances                    $       5,000      $      24,000
       Book/tax inventory adjustment                   26,000             30,000
       Intangible and other assets                     32,000             53,000
       Accrued expenses                                96,000             89,000
                                                -------------      -------------

                                                $     159,000      $     196,000
                                                =============      =============

Deferred tax liabilities
       Property and equipment                   $     136,000      $     129,000
                                                =============      =============

The deferred tax amounts described above have been included in the accompanying balance sheets as of December 25, 1999 and December 26, 1998:

                                                    1999               1998
                                               -------------      -------------

Current assets                                 $     127,000      $     143,000
Noncurrent liabilities                              (104,000)           (76,000)
                                               -------------      -------------

                                               $      23,000      $      67,000
                                               =============      =============

(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The provision for income taxes charged to operations for the years ended December 25, 1999, December 26, 1998, and December 27, 1997, consists of the following:

                                           1999           1998           1997
                                         --------      ---------       --------

Current expense
       Continuing operations             $198,000      $ 316,000       $185,000
       Cumulative effect of accounting
         change                                --        (56,000)            --
Deferred tax expense (benefit)             44,000        (48,000)        42,000
                                         --------      ---------       --------

                                         $242,000      $ 212,000       $227,000
                                         ========      =========       ========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 25, 1999, December 26, 1998, and December 27, 1997 due to the following:

                                           1999           1998           1997
                                         --------      ---------       --------

Income tax computed at federal
       statutory rates                   $201,000      $ 199,000       $189,000
State taxes, net of federal
       tax benefit                         35,000         35,000         33,000
Change in income taxes resulting
       from non-deductible expenses         6,000        (22,000)         5,000
                                         --------      ---------       --------

                                         $242,000      $ 212,000       $227,000
                                         ========      =========       ========

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company had sales totaling approximately $2,001,300 in 1999, $868,000 in 1998, and $633,900 in 1997 to members of the board of directors and entities owned by Board members. At December 25, 1999 and December 26, 1998, the Company had accounts receivable of $229,000 and $115,100, respectively, relating to these sales.

NOTE 15 - MAJOR CUSTOMER

Dynamic Homes, Inc. and Subsidiaries derived approximately 10 percent of its revenue from one customer during the year ended December 25, 1999, 15 percent of its revenue from one customer during the year ended December 26, 1998; and 12 percent of its revenue from one customer during the year ended December 27, 1997.

(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16 - EMPLOYEE BENEFIT PLAN

The Company has a qualified 401(k) plan which covers all employees who meet eligibility requirements of being actively employed at year end. Under the terms of the plan, employees may contribute 1 percent to 5 percent of their annual salary, up to the maximum allowed by Internal Revenue Service regulations. The Company's contribution to the plan, as determined by the board of directors, is discretionary but may not exceed 100 percent of the employees' contribution. The Company contributed $9,700 to the plan for the year ended December 25, 1999, $8,100 to the plan for the year ended December 26, 1998, and $7,000 for the year ended December 27, 1997.

NOTE 17 - BUSINESS SEGMENTS

The Company operates in two business segments: Dynamic Homes, Inc, which manufactures modular, pre-constructed buildings; and Shagawa Resort, Inc., which owns and operates a hotel/resort in northern Minnesota.

Information concerning the operations, net of eliminations, in these business segments as of December 25, 1999, December 26, 1998, and December 27, 1997 are as follows:

                                         Dynamic       Shagawa
                                       Homes, Inc.   Resort, Inc.   Consolidated
                                       -----------   ------------   ------------
Year ended December 25, 1999:

      Sales                            $13,158,900   $ 2,050,700    $15,209,600
      Gross profit                       2,389,000       922,300      3,311,300
      Income (loss) from operations        744,300        (1,200)       743,100
      Interest expense                     125,500       141,900        267,400
      Net income (loss)                    487,900      (140,000)       347,900

      Depreciation                         298,900       167,300        466,200
      Amortization                           5,000        25,300         30,300

      Total assets                       6,644,500     3,139,500      9,784,000
      Capital expenditures, including
           capital lease obligations       417,600        27,700        445,300

(continued on next page)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                         Dynamic       Shagawa
                                       Homes, Inc.   Resort, Inc.   Consolidated
                                       -----------   ------------   ------------
Year ended December 26, 1998:

      Sales                            $11,969,000    $ 1,936,300    $13,905,300
      Gross profit                       2,412,500        838,200      3,250,700
      Income (loss) from operations        954,200        (47,500)       906,700
      Interest expense                     121,900        147,200        269,100
      Net income (loss) before
           cumulative effect of
           accounting change               928,100       (192,200)       735,900

      Depreciation                         266,900        163,200        430,100
      Amortization                           5,100         17,800         22,900

      Total assets                       6,124,100      3,301,100      9,425,200
      Capital expenditures,
           including capital lease
           obligations                     365,500         53,900        419,400


Year ended December 27, 1997:

      Sales                            $11,236,600    $ 1,622,400    $12,859,000
      Gross profit                       2,183,900        670,600      2,854,500
      Income (loss) from operations        843,000       (128,500)       714,500
      Interest expense                      89,400        147,900        237,300
      Net income (loss)                    548,900       (219,800)       329,100

      Depreciation                         220,600        155,800        376,400
      Amortization                           5,300         54,100         59,400

      Total assets                       5,363,400      3,518,100      8,881,500
      Capital expenditures, including
           capital lease obligations       646,300         76,200        722,500

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and officers of the Registrant is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be tentatively held on June 26, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         Executive compensation information is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be tentatively held on June 26, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of the Company's voting shares on March 14, 2000.

         Title       Name & Address of             Number of        Percent
         of Class    Beneficial Owner              Shares Owned   of Class(3)
         --------    ----------------              ------------   -----------

         Common      D. Raymond Madison            684,692(1)        27.99
                     PO Box 6120
                     Brainerd, Minnesota 56401

         Common      HCI Investment Company        241,750(2)        9.89
                     One St. Augustine Drive
                     Highway 77
                     Winnebago, Nebraska 68071

         (1) Includes 86,309 shares outstanding in the name of Mr. Madison's wife and options to purchase 50,000 shares exercisable within 60 days of March 14, 2000.

         (2) Information as identified in Schedule 13D as filed by HCI Investment Company with the Securities and Exchange Commission on December 15, 1997 and 13D/A filed on March 3, 1999.

         (3) Includes 205,000 available but unexercised options available to officers, directors and various employees.

         (B) SECURITY OWNERSHIP OF MANAGEMENT:

         The following table sets forth as of March 14, 2000, information concerning the beneficial ownership of common stock held by all directors and officers and all directors and officers of the Company as a group:

         Name of                                             Percent
         Beneficial Owner             Common Shares         of Class
         ----------------             -------------         --------
         D. Raymond Madison              684,692 (1)          27.99
         Clyde R. Lund, Jr.               64,774 (2)           2.65
         Israel Mirviss                   49,500 (2)           2.02
         Ronald L. Gustafson              50,300 (2)           2.05
         Peter K. Pichetti                30,000 (2)           1.23
         Eldon R. Matz                     9,000 (3)            .37
         Scott D. Lindemann                2,000                .08

         All directors and officers
           as a group (7 persons)        890,266 (4)          36.39


         (1) Includes 86,309 shares outstanding in the name of Mr. Madison's wife and options to purchase 50,000 shares exercisable within 60 days of March 14, 2000.

         (2) Includes options to purchase 25,000 shares exercisable within 60 days of March 14, 2000.

         (3) Includes options to purchase 5,000 shares exercisable within 60 days of March 14, 2000.

         (4) Includes options to purchase 155,000 shares exercisable within 60 days of March 14, 2000.

         (C) CHANGES IN CONTROL:

                  The Company knows of no contractual arrangements that may at a subsequent date result in a change in control of the Company. (Reference MD&A Financial Condition.)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference Notes to Consolidated Financial Statements, Note 14 page 32 of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) 1. FINANCIAL STATEMENTS - Included in Part II, Item 8

                                                                            Page
                                                                            ----
                Independent Auditor's Report                                  18
                Consolidated Balance Sheets at December 25, 1999 and
                        December 26, 1998                                     19
                Consolidated Statements of Operations for the years ended
                        December 25, 1999, December 26, 1998
                        and December 27, 1997                                 20
                Consolidated Statements of Stockholders' Equity for the
                        years ended December 25, 1999, December 26, 1998
                        and December 27, 1997                                 21
                Consolidated Statements of Cash Flows for the years ended
                        December 25, 1999, December 26, 1998
                        and December 27, 1997                              22-23
                Notes to Consolidated Financial Statements                    24

             2. FINANCIAL STATEMENT SCHEDULE - Included in Part IV

                Schedule V - Property and Equipment                           39
                Schedule VI - Accumulated Depreciation of Property and
                              Equipment                                       40
                Schedule VIII - Valuation and Qualifying Accounts             41
                Schedule IX - Short-term Borrowings                           42
                Schedule X - Supplementary Income Statement Information       43

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

                  (27)   Financial Data Schedule

                  **  -  Omitted


         (B) REPORTS ON FORM 8-K:

                  No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.





                   (Balance of page left intentionally blank)

                               DYNAMIC HOMES, INC.
                       SCHEDULE V - PROPERTY AND EQUIPMENT
     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

                                       Balance                                          Balance
                                      Beginning       Additions       Retirements         End
                                       of Year         at Cost       and Transfers      of Year
                                    ------------    ------------     -------------    ------------
Year Ended December 27, 1997:
  Dynamic Homes, Inc.
  -------------------
    Land and Improvements           $    165,300    $     54,700     $         --     $    220,000
    Buildings                            967,300         438,900           (5,400)       1,400,800
    Machinery and Equipment            1,619,300         319,200          (82,300)       1,856,200
    Construction in Progress             103,900                         (103,900)              --
  Shagawa Resort, Inc.
  --------------------
    Land and Improvements                329,200          11,900         (181,300)         159,800
    Buildings                          2,092,400         187,200               --        2,279,600
    Furniture, Fixtures & Equip          612,800          58,800             (300)         671,300
                                    ------------    ------------     ------------     ------------
                                    $  5,890,200    $  1,070,700     $   (373,200)    $  6,587,700
                                    ============    ============     ============     ============

Year Ended December 26, 1998:
  Dynamic Homes, Inc.
  -------------------
    Land and Improvements           $    220,000    $     21,700     $         --     $    241,700
    Buildings                          1,400,800           2,200           (2,300)       1,400,700
    Machinery and Equipment            1,856,200         328,400         (243,100)       1,941,500
    Construction in Progress                  --          13,100           13,100
  Shagawa Resort, Inc.
  --------------------
    Land and Improvements                159,800              --               --          159,800
    Buildings                          2,279,600          19,800               --        2,299,400
    Furniture, Fixtures & Equip          671,300          34,400             (100)         705,600
                                    ------------    ------------     ------------     ------------
                                    $  6,587,700    $    419,600     $   (245,500)    $  6,761,800
                                    ============    ============     ============     ============

Year Ended December 25, 1999
  Dynamic Homes, Inc.
  -------------------
    Land and Improvements           $    241,700    $     24,600               --     $    266,300
    Buildings                          1,400,700          45,900               --        1,446,600
    Machinery and Equipment            1,941,500         240,200          (91,400)       2,090,300
    Construction in Progress              13,100         344,500         (237,600)         120,000
  Shagawa Resort, Inc.
  --------------------
    Land and Improvements                159,800              --               --          159,800
    Buildings                          2,299,400          10,800               --        2,310,200
    Furniture, Fixtures & Equip          705,600          17,000               --          722,600
                                    ------------    ------------     ------------     ------------
                                    $  6,761,800    $    683,000     $   (329,000)    $  7,115,800
                                    ============    ============     ============     ============

                               DYNAMIC HOMES, INC.
        SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

                                       Balance                                          Balance
                                      Beginning       Additions       Retirements         End
                                       of Year         at Cost       and Transfers      of Year
                                    ------------    ------------     -------------    ------------
Year Ended December 27, 1997:
  Dynamic Homes, Inc.
  -------------------
    Land and Improvements           $     49,600    $      8,100     $         --     $     57,700
    Buildings                            482,400          39,700           (5,400)         516,700
    Machinery and Equipment            1,065,800         172,900          (60,400)       1,178,300
  Shagawa Resort, Inc.
  --------------------
    Land and Improvements                  5,600          11,700               --           17,300
    Buildings                             26,200          52,300               --           78,500
    Furniture, Fixtures & Equip           43,800          91,700               --          135,500
                                    ------------    ------------     ------------     ------------
                                    $  1,673,400    $    376,400     $    (65,800)    $  1,984,000
                                    ============    ============     ============     ============

Year Ended December 26, 1998:
  Dynamic Homes, Inc.
  -------------------
    Land and Improvements           $     57,700    $     10,600     $         --     $     68,300
    Buildings                            516,700          45,800           (2,300)         560,200
    Machinery and Equipment            1,178,300         210,400         (228,300)       1,160,400
  Shagawa Resort, Inc.
  --------------------
    Land and Improvements                 17,300          12,200               --           29,500
    Buildings                             78,500          52,700               --          131,200
    Furniture, Fixtures & Equip          135,500          98,400               --          233,900
                                    ------------    ------------     ------------     ------------
                                    $  1,984,000    $    430,100     $   (230,600)    $  2,183,500
                                    ============    ============     ============     ============

Year End December 25, 1999:
  Dynamic Homes, Inc.
  -------------------
    Land and Improvements           $     68,300    $     13,000     $         --     $     81,300
    Buildings                            560,200          46,700               --          606,900
    Machinery and Equipment            1,160,400         239,200          (91,300)       1,308,300
  Shagawa Resort, Inc.
  --------------------
    Land and Improvements                 29,500          12,200               --           41,700
    Buildings                            131,200          53,200               --          184,400
    Furniture, Fixtures & Equip          233,900         101,900               --          335,800
                                    ------------    ------------     ------------     ------------
                                    $  2,183,500    $    466,200     $    (91,300)    $  2,558,400
                                    ============    ============     ============     ============

                               DYNAMIC HOMES, INC.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997


Transactions in the allowance for doubtful accounts during the years ended December 25, 1999 December 26, 1998 and December 27, 1997 were as follows:

                                    Balance       Provision        Accounts         Balance
                                   Beginning     Charged to     Chgd. Off Net         End
                                    of Year      Operations     of Recoveries       of Year
                                  ----------     ----------      -----------      ----------
Year Ended December 27, 1997      $   40,000     $    5,000      $         0      $   45,000

Year Ended December 26, 1998      $   45,000     $   16,000      $    (1,000)     $   60,000

Year Ended December 25, 1999      $   60,000     $   73,500      $  (121,200)     $   12,300






                   (Balance of page left intentionally blank)

                               DYNAMIC HOMES, INC.
                       SCHEDULE IX - SHORT TERM BORROWINGS
     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997


            The amounts reported represent amounts owed under a line of credit.

                                                              Average       Weighted
                                 Weighted      Maximum       Month End       Average
                                  Average     Borrowing      Borrowing      Interest
                     Balance     Interest    Outstanding    Outstanding       Rate
                       End        Rate at     During the     During the    During the
                    of Year(1)   Year End        Year          Year(2)       Year(3)
                    ----------   --------    -----------    -----------    ----------
Year Ended
December 27, 1997    $   -0-       8.50%       $360,000     $   57,000        8.50%

Year Ended
December 26, 1998    $   -0-       7.75%       $820,000     $  153,000        8.50%

Year Ended
December 25, 1999    $   -0-       8.50%     $1,070,000     $  222,900        7.80%

(1) Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based on specified percentages of inventories and receivables. On May 1, 1998, the Company renewed its credit line for a period of two years. The renewed credit line has maximum available borrowings to $1,500,000 at the bank's prime rate (8.50% at December 25, 1999). As of December 25, 1999, the Company did not have any outstanding borrowings under the line of credit agreement and there are no compensating balance requirements.

(2) Average amounts outstanding during the period are computed as an average of the month-end balances.

(3) For the periods presented the interest on the Company's short-term debt fluctuated with the prime rate. The weighted average interest rate was computed based upon the effective rate under the loan agreement in affect.

                               DYNAMIC HOMES, INC.
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
     YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

                                   Maintenance    Taxes, Other Than        Advertising/
                                   and Repairs    Payroll and Income    Promotion Expense
                                   -----------    ------------------    -----------------
Year Ended December 27, 1997      $ 290,700 (1)     $ 212,500 (1)          $ 353,600

Year Ended December 26, 1998      $ 293,900 (2)     $ 250,600 (2)          $ 405,900 (2)

Year Ended December 25, 1999      $ 344,400 (3)     $ 240,100 (3)          $ 470,000 (3)


         Amounts include the following Shagawa Resort, Inc. valuations:

                                                  (1)         (2)         (3)
                                                  ---         ---         ---
          Maintenance and Repairs              $  75,900   $  90,200   $ 100,000
          Real Estate Taxes                       99,900     123,800     110,600
          Advertising and Promotion Expense       90,600      91,900     101,300

Royalties, amortization of intangible assets, pre-operating costs and similar deferrals are not set forth, as such items do not exceed one percent of net sales as shown in the consolidated statement of operations (Note 3).





                   (Balance of page left intentionally blank)

                                   SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




-----------------------------------          -----------------------------------
SCOTT D. LINDEMANN                           ISRAEL MIRVISS,
PRESIDENT, CEO                               DIRECTOR



-----------------------------------          -----------------------------------
D. RAYMOND MADISON,                          RONALD L. GUSTAFSON,
CHAIRMAN OF THE BOARD                        DIRECTOR



-----------------------------------          -----------------------------------
CLYDE R. LUND JR.,                           PETER K. PICHETTI,
SECRETARY                                    DIRECTOR



-----------------------------------          -----------------------------------
ELDON R. MATZ,                               LANCE G. MORGAN
CONTROLLER & TREASURER                       DIRECTOR







DATED: MARCH 14, 2000