Form 10-Q
period 2000-03-31
DYNAMIC HOMES INC
filed 2000-05-15
CIK 225278

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarter Year Ended         March  31, 2000
                           -----------------------------

Commission File Number                  0-8585
                                    --------------

                               Dynamic Homes, Inc.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                            41-0960127
---------------------------------------                -------------------------
(State of Other Jurisdiction of                              (IRS Employer
Incorporation of Organization)                              Identification No.)


                  525 Roosevelt Avenue, Detroit Lakes, MN 56501
                    (Address of principal executive offices)

                                 (218) 847-2611
                          --------------------------
               (Registrant's Telephone Number Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                YES __X__     NO ___

As of March 31, 2000, 2,240,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a plan to repurchase up to 100,000 shares of its outstanding common stock. As March 31, 2000, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available unexercised options have been excluded from the common shares outstanding.

                                     PART I.
 Item 1. Financial Statements
                                   FORM 10 - Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                       Three Months
                                                                                       ------------
                                                          Dynamic            Shagawa
                                                         Homes, Inc.        Resort, Inc.        Consolidated          3/31/99
                                                       -------------       -------------         -----------         -----------
Sales (Note 11)                                        $   1,376,000       $           -         $ 1,376,000         $ 1,448,000

Cost of Sales (Note 12)                                    1,322,000                   -           1,322,000           1,353,000
                                                       -------------       -------------         -----------         -----------

Gross Profit                                                  54,000                   -              54,000              95,000

Operating Expenses (Note 13)                                 259,000                   -             259,000             316,000
                                                       -------------       -------------         -----------         -----------

Operating Income (Loss)                                     (205,000)                  -            (205,000)           (221,000)

Other (Income) Expense
     Interest Expense                                         32,000                   -              32,000              31,000
     Other, Net                                              (22,000)                  -             (22,000)            (14,000)
                                                       -------------       -------------         -----------         -----------
          Total Other (Income) Expense                        10,000                   -              10,000              17,000

Income (Loss) Before Taxes                                  (215,000)                  -            (215,000)           (238,000)

Income Tax (Provision) Benefit                                86,000                   -              86,000              95,000
                                                       -------------       -------------         -----------         -----------

Income (Loss) from Continuing Operations                    (129,000)                  -            (129,000)           (143,000)

Discontinued Operations (Note 2)
  Loss from operations of discontinued
   subsidiary, Shagawa Resort, Inc., net of
   of income tax benefit of $44,000 and $51,000                    -             (66,000)            (66,000)            (77,000)
  Loss on disposal of Shagawa Resort, Inc.,
    net of income taxes of $11,000                          (604,000)             17,000            (587,000)                  -
                                                       -------------       -------------         -----------         -----------

Net Income (Loss)                                      $    (733,000)      $     (49,000)        $  (782,000)        $  (220,000)
                                                       =============       =============         ===========         ===========

Basic Income (Loss) Per Common Share
  Income (Loss) from continuing operations             $       (0.06)      $           -         $     (0.06)        $     (0.06)
  Loss from discontinued operations:
    Loss from operations of discontinued
      subsidiary                                                   -               (0.03)              (0.03)              (0.03)
    Loss on disposal of subsidiary                             (0.27)               0.01               (0.26)                  -
                                                       -------------       -------------         -----------         -----------
    Basic net income (loss)                            $       (0.33)      $       (0.02)        $     (0.35)        $     (0.10)
                                                       =============       =============         ===========         ===========

Diluted Income (Loss) Per Common Share
  Income (Loss) from continuing operations             $       (0.06)      $           -         $     (0.06)        $     (0.06)
  Loss from discontinued operations:
    Loss from operations of discontinued
      subsidiary                                                   -               (0.03)              (0.03)              (0.03)
    Loss on disposal of subsidiary                             (0.27)               0.01               (0.26)                  -
                                                       -------------       -------------         -----------         -----------
    Basic net income (loss)                            $       (0.33)      $       (0.02)        $     (0.35)        $     (0.10)
                                                       =============       =============         ===========         ===========

Weighted Basic Average Number of
Shares Outstanding                                         2,240,900           2,240,900           2,240,900           2,240,900
                                                       =============       =============         ===========         ===========
Weighted Diluted  Average Number of
Shares Outstanding                                         2,240,900           2,240,900           2,240,900           2,240,900
                                                       =============       =============         ===========         ===========
Dividends per Common Share                                      None                None                None                None
                                                       =============       =============         ===========         ===========



           See notes to condensed consolidated financial statements.

                                   FORM 10 - Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2000 AND DECEMBER 25, 1999
                                   (Unaudited)

                                                 Dynamic         Shagawa
                                                Homes, Inc.    Resort, Inc.  Eliminations   Consolidated     12/25/99
                                                -----------    -----------    -----------    -----------    -----------
ASSETS
Current Assets:
     Cash & cash equivalents                    $   621,000    $    37,000     $        -    $   658,000    $   932,000
     Accounts receivable, less allowance
          for doubtful accounts, pledged            814,000              -              -        814,000      1,815,000
     Inventories pledged (Note 3)                 3,320,000         30,000              -      3,350,000      1,875,000
     Prepaid expenses (Note 6)                      138,000          5,000              -        143,000         69,000
     Deferred income taxes (Note 5)                 127,000              -              -        127,000        127,000
                                                -----------    -----------    -----------    -----------    -----------
          Total Current Assets                    5,020,000         72,000              -      5,092,000      4,818,000
Other Assets:
     Investment - Affiliates                      1,304,000              -     (1,304,000)             -              -
     Other assets (Note 9)                           38,000        368,000              -        406,000        409,000
                                                -----------    -----------    -----------    -----------    -----------
          Total Other Assets                      1,342,000        368,000     (1,304,000)       406,000        409,000
Property, Plant, & Equipment, at:
     Cost - pledged in part (Note 7)              4,016,000      3,193,000       (587,000)     6,622,000      7,116,000
     Less - accumulated depreciation             (2,055,000)      (604,000)             -     (2,659,000)    (2,559,000)
                                                -----------    -----------    -----------    -----------    -----------
          Net Property, Plant & Equipment         1,961,000      2,589,000       (587,000)     3,963,000      4,557,000
                                                -----------    -----------    -----------    -----------    -----------
     Total Assets                               $ 8,323,000    $ 3,029,000    $(1,891,000)   $ 9,461,000    $ 9,784,000
                                                ===========    ===========    ===========    ===========    ===========
LIABILITIES
Current Liabilities:
     Payables - Affiliates                      $         -    $ 1,291,000    $(1,291,000)   $         -    $         -
     Notes payable                                        -              -              -              -              -
     Current portion - long-tern debt               223,000         53,000              -        276,000        268,000
     Accounts payable                               853,000         36,000              -        889,000        347,000
     Customer deposits                              345,000              -              -        345,000        127,000
     Accrued expenses
          Salaries, Wages and vacations             300,000         24,000              -        324,000        260,000
          Taxes, other than income                  145,000         51,000              -        196,000        125,000
          Warranty                                   77,000              -              -         77,000         76,000
          Other                                      22,000          5,000              -         27,000        271,000
          Estimated loss on disposal of
            subsidiary (Note 2)                     587,000              -       (587,000)             -              -
          Income taxes                              (88,000)       (44,000)             -       (132,000)             -
                                                -----------    -----------    -----------    -----------    -----------
               Total Current Liabilities          2,464,000      1,416,000     (1,878,000)     2,002,000      1,474,000
Long-Term Debt: (Note 8)
     Less current portion included above          1,017,000      1,666,000              -      2,683,000      2,752,000
                                                -----------    -----------    -----------    -----------    -----------
Deferred Income Taxes (Note 5)                      104,000              -              -        104,000        104,000
                                                -----------    -----------    -----------    -----------    -----------
     Total Liabilities                            3,585,000      3,082,000     (1,878,000)     4,789,000      4,330,000
STOCKHOLDERS' EQUITY
Investment - Parent                                       -        706,000       (706,000)             -              -
Common Stock, par value, $.10 per share
     Authorized, 5,000,000 shares; issued
     and outstanding, 2,284,000 in 1999
     and 1998                                       228,000              -              -        228,000        228,000
Paid-in capital in excess of par                    147,000              -              -        147,000        147,000
Retained earnings                                 4,507,000       (759,000)       693,000      4,441,000      5,223,000
Less Treasury stock - (43,080) shares              (144,000)             -              -       (144,000)      (144,000)
                                                -----------    -----------    -----------    -----------    -----------
          Total Stockholders' Equity              4,738,000        (53,000)       (13,000)     4,672,000      5,454,000
                                                -----------    -----------    -----------    -----------    -----------
     Total Liabilities & Stockholders' Equity   $ 8,323,000    $ 3,029,000    $(1,891,000)   $ 9,461,000    $ 9,784,000
                                                ===========    ===========    ===========    ===========    ===========



                See notes to consolidated financial statements.

                                   FORM 10 - Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                               03/31/00       03/31/99
                                                                             -----------    -----------
Cash Flows From Operating Activities
------------------------------------
     Net Income (Loss)                                                       $  (782,000)   $  (220,000)
     Adjust to Reconcile Net Income or Loss
          Provided by (Used In) Operating Activities:
               Depreciation / Amortization                                       121,000        114,000
               Provision for Doubtful Accounts                                     3,000          6,000
               (Gain) Loss on Sales of Property & Equipment                       (5,000)             -
               (Gain) Loss on Sale of Assets of Shagawa Resort, Inc.             587,000              -
               Change in Assets & Liabilities:
                    (Increase) Decrease in Receivables                           991,000        795,000
                    (Increase) Decrease in Inventories                        (1,475,000)    (1,168,000)
                    (Increase) Decrease in Prepaid Expenses                      (74,000)       (64,000)
                    (Increase) Decrease in Deferred Income Tax                         -              -
                    (Increase) Decrease in Other Assets                            3,000          1,000
                     Increase  (Decrease) in Accounts Payable                    542,000        262,000
                     Increase  (Decrease) in Customer Deposits                   218,000         96,000
                     Increase  (Decrease) in Accrued Expenses                   (108,000)       (76,000)
                     Increase  (Decrease) in Income Tax Payable                 (132,000)      (155,000)
                                                                             -----------    -----------

Net Cash Provided by (Used in) Operating Activities                             (111,000)      (409,000)

Cash Flows From Investing Activities
------------------------------------
     Proceeds From Sale of Property & Equipment                                   14,000              -
     Purchase of Property & Equipment                                           (116,000)       (59,000)
                                                                             -----------    -----------

Net Cash Provided by (Used in) Investing Activities                             (102,000)       (59,000)

Cash Flows From Financing Activities
------------------------------------
     Net Borrowings (Payments) on Revolving Credit Agreements
          And Other Short-Term Financing                                               -        125,000
     Principal Payments on Long-Term Borrowings Including
          Shagawa Resort                                                         (61,000)       (42,000)
     Proceeds From Long-Term Borrowings / Leases                                       -              -
                                                                             -----------    -----------

Net Cash Provided (Used in) Financing Activities                                 (61,000)        83,000

Increase (Decrease) in Cash and Equivalents                                  $  (274,000)   $  (385,000)
                                                                             ===========    ===========

Cash and Equivalents
--------------------
     Beginning                                                               $   932,000    $   313,000
     Ending                                                                  $   658,000    $   (72,000)

Supplemental Disclosures of Cash Flow Information
     Cash Payments for:
          Income Taxes                                                       $     2,000    $     9,000
          Interest                                                           $    67,000    $    67,000



            See notes to condensed consolidated financial statements.

                                   FORM 10 - Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and December 25, 1999 and the results of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999.

Note 2.  DISCONTINUED OPERATIONS

In May, 2000, the Company completed the sale of its Shagawa Resort, Inc. subsidiary. The Company has recorded an estimated after-tax loss of $587,000 on the sale in the 1st quarter of 2000. Shagawa Resort, Inc.'s results of operations have been classified as discontinued operations and prior periods have been restated.

Operating results from discontinued operations are as follows:

                                  Three Months Ended March 31,
                                     2000              1999
                                  ---------         ---------
Sales                             $ 394,000         $ 363,000
Cost of sales and expenses          469,000           456,000
                                  ---------         ---------

Operating income (loss)             (75,000)          (93,000)
Other income (expense)              (35,000)          (35,000)
                                  ---------         ---------

Loss before income taxes           (110,000)         (128,000)
Income tax benefit                   44,000            51,000
                                  ---------         ---------

Net loss                          $ (66,000)        $ (77,000)
                                  =========         =========

Note 3.  INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels at its manufacturing facility. Cost of sales value is determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the first quarter of 2000. Shagawa Resort, Inc. conducts a physical inventory at each month-end.

The breakdown of inventories is as follows:


                                             3/31/00           3/31/99
                                        ------------      ------------
Finished Goods (Note 4)                 $  1,991,000      $  2,379,000
Work In Process                              183,000           185,000
Raw Materials                              1,145,000           938,000
Shagawa Resort, Inc.                          31,000            33,000
                                        ------------      ------------
     Total Inventories                  $  3,350,000      $  3,535,000
                                        ============      ============


Note 4.  BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of March 31, 2000 and March 31, 1999, the Company's backlog of committed orders was approximately $5,473,000 and $5,014,000, respectively. As of December 25, 1999, the Company's backlog of orders was $1,645,000. The Company's order backlog at April 30, 2000 stood at $5,826,000 compared with $4,965,000 at April 30, 1999, or an increase of $861,000. The backlog total at April 30, 1999 also includes approximately $500,000 of developer carryover units that were produced during l998 but not set until the second half of 1999. During periods of excess plant capacity, the Company supplements its production through the building of inventory units. As of April

30, 2000, 6 inventory units remain and are available for immediate sale. As of April 30, 1999, the Company had 26 inventory units available for sale. The inventory units have been excluded from all order backlog values. As of April 30, 2000, the Company has one multi-family/commercial project under contract.

Note 5.  DEFERRED INCOME TAXES

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

Note 6.  PREPAID EXPENSES

                                                                 3/31/00         3/31/99
                                                            ------------    ------------
Advertising                                                 $      6,000    $      4,000
Insurance                                                        100,000          90,000
Equipment, Supplies Inventory - Shagawa Resort, Inc.               1,000           9,000
Other                                                             36,000          39,000
                                                            ------------    ------------
                                                            $    143,000    $    142,000
                                                            ============    ============



Note 7.  PROPERTY AND EQUIPMENT

                                                                     3/31/00             3/31/99
                                                                 -----------         -----------
Dynamic Homes, Inc.
     Land and Improvements                                       $   266,000         $   241,000
     Buildings                                                     1,447,000           1,401,000
     Machinery and Equipment                                       2,123,000           1,971,000
     Construction in Process                                         180,000              42,000
Shagawa Resort, Inc.
     Land and Improvements                                           343,000             343,000
     Buildings                                                     2,127,000           2,116,000
     Machinery and Equipment                                         723,000             707,000
     Construction in Process                                               -                   -
     Revalue assets due to loss on sale of assets                   (587,000)                  -
                                                                 -----------         -----------
                                                                   6,622,000           6,821,000
Less: Accumulated Depreciation - Dynamic Homes, Inc.              (2,055,000)         (1,855,000)
          Accumulated Depreciation - Shagawa Resort, Inc.           (604,000)           (436,000)
                                                                 -----------         -----------
                                                                 $ 3,963,000         $ 4,530,000
                                                                 ===========         ===========

Note 8.  LONG-TERM DEBT

                                                                   3/31/00           3/31/99
                                                                ----------        ----------
Long-term debt (net of current maturity) consists of:
Detroit Lakes - Plant Expansion                                 $  721,000        $  803,000
Leasing - Capitalized Cranes, Forklifts, & Trailers                256,000           246,000
Term Mortgage Agreement covering
Shagawa Resort Project (Note 10)                                 1,666,000         1,725,000
Other Notes and Contracts Payable                                   40,000            37,000
                                                                ----------        ----------
                                                                $2,683,000        $2,811,000
                                                                ==========        ==========


Note 9.  OTHER ASSETS - NET
                                                      3/31/00         3/31/99
                                                     --------        --------
Dynamic Homes, Inc.
 - Deferred Maintenance Expense                      $  4,000        $  6,000
 - Prepaid Debt Expense                                11,000          16,000
 - Deposits                                             7,000
                                                                       23,000
Shagawa Resort, Inc.
 - Goodwill                                            97,000         105,000
 - Prepaid Legal / Debt Expense                       162,000         173,000
 - Asset Replacement Escrow                           105,000         102,000
 - Other                                                4,000          11,000
                                                     --------        --------
                                                     $406,000        $420,000
                                                     ========        ========

Included in other assets are costs associated with obtaining financing which are being amortized on the straight-line basis over the life of the loans. Also included are costs associated with goodwill and a mortgage asset replacement convenant related to the acquisition of Shagawa Resort, Inc.

Note 10.  SHAGAWA RESORT, INC.

On September 7, 1995 Dynamic Homes, Inc. purchased all of the outstanding shares of Shagawa Resort, Inc. The purchase price consisted of cash and a construction mortgage assumption to Norwest Bank Minnesota for the financing of the construction costs associated with completing the Shagawa Resort, Inc. hotel and resort facility. The hotel and resort remained under construction until May 1, 1996, when the hotel and resort commenced with normal business operations. During August 1996, the construction mortgage was finalized and converted to a long-term mortgage loan that is secured by the assets of Shagawa Resort, Inc. and a partial guarantee of the Small Business Administration. Monthly installments of principal and interest approximate $16,000 with a blended interest rate of approximately 8 percent (Note 8).

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

On March 17, 2000, the Company signed a purchase agreement for the sale of the assets of Shagawa Resort, Inc. and has subsequently sold the assets of the resort on May 1, 2000.

Note 11. - Sales
                                          2000                1999
                                     ------------        ------------
               Single-family         $  1,005,000        $    768,000
               Multi-family               218,000             518,000
               Transportation              73,000              88,000
               Other                       80,000              74,000
                                     ------------        ------------
                                     $  1,376,000        $  1,448,000
                                     ============        ============

Note 12 - Cost of Sales
                                          2000                1999
                                     ------------        ------------
               Materials             $    753,000        $    759,000
               Labor                      134,000             136,000
               Overhead                   235,000             248,000
               Transportation             200,000             210,000
                                     ------------        ------------
                                     $  1,322,000        $  1,353,000
                                     ============        ============

Note 13- Operating Expenses
                                          2000                1999
                                     ------------        ------------
               Marketing             $     52,000        $     95,000
               Administration             207,000             221,000
                                     ------------        ------------
                                     $    259,000        $    316,000
                                     ============        ============

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                              Results of Operations
                   Three months ended March 31, 2000 and 1999

NET SALES:

As a result of the sale of the assets of the hospitality sector (Shagawa Resort, Inc.), the Company's revenue and operating results encompass only the manufacturing sector (Dynamic Homes, Inc.).

The Company's revenue from the manufacturing sector for the three months ended March 31, 2000 was $1,376,000, a decrease of $72,000 from the $1,448,000 recorded during the same period of 1999. However, single-family revenue increased $237,000 from $768,000 in 1999 to $l,005,000 during the first quarter of 2000. In contrast, multi-family/commercial revenue during the first quarter of 2000 decreased by $300,000 from $518,000 during 1999 to $218,000 in 2000.
Transportation and other (retail) revenue were similar for each period at $153,000 for 2000 and $162,000 for 1999.

COST OF SALES:

Dynamic Homes, Inc. 2000 gross profit was $54,000 as compared with $95,000 for the first quarter of 1999. The gross profit percentage for 2000 is 3.9% versus 6.6% for 1999. The gross margin for each year was affected by several fall and winter promotional programs. Promotional related discounts recognized during the first quarter of 2000 were approximately 2 percent of net sales higher than the corresponding 1999 quarter. This is due to the timing of deliveries and the discounts relative to these sales. Transportation related expenses were similar for each of the periods at $200,000 during 2000 and $210,000 for 1999. Material prices remained relatively stable during the first quarter of 2000. The Company is monitoring the situation and the impact these prices have on the Company's gross margin percentage.

OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include marketing and administration decreased by $57,000 from the 1999 level of $316,000 to $259,000 for 2000. Overall operating expenses decreased from approximately 21.8% of net sales in 1999 to 18.8% of net sales during 2000. Due to the Company's efforts in cost containment, 2000 related marketing expenses decreased by $43,000 from $95,000 for 1999 to $52,000 for the current period. Administration related expenses for the first quarter of 2000 total $207,000 or $14,000 less than the $221,000 reported during 1999. The reduction in administration expense is widely distributed and represents the affects of cost containment measures.

OPERATING INCOME:

The manufacturing operating cycle for the first quarter of 2000 resulted in an operating loss of $205,000. During the same period of 1999, the operating loss for the manufacturing facility was $221,000. The modest reduction to the net operating loss for 2000 was due to cost containment efforts.

NET NON-OPERATING INCOME AND EXPENSE:

Net non-operating expense was $10,000 or $7,000 less than the $17,000 reported in 1999. Dynamic Homes, Inc. incurred $32,000 of interest costs mainly associated with the capital lease financing of transportation vehicle, manufacturing equipment, computer related upgrades and a long-term financing package supporting prior expansions of the manufacturing facility. Other income for both periods consists mainly of interest income and gains from the sale of capital assets.


FEDERAL AND STATE INCOME TAXES:

During the first quarter of both 2000 and 1999, the Company recorded consolidated operational estimated income taxes benefits of $86,000 and $95,000, respectively. Income tax obligations and benefits are estimated at the normal statutory rate.

NET INCOME:

The consolidated net losses from continuing operations, were $129,000 for 2000 and $143,000 during 1999. Both basic and diluted earnings per common share outstanding resulted in net losses of $0.06 per share for 2000 and 1999. Considerations for unexercised stock options were recognized as diluted common shares outstanding for each of the periods.

                       Results of Discontinued Operations
                   Three months ended March 31, 2000 and 1999

First quarter revenue associated with Shagawa Resort, Inc. improved from $363,000 during 1999 to $394,000 for 2000. The increase in revenue of $31,000 is primarily attributed to an improvement in the resorts occupancy rates. Due to the location and seasonal nature of the resort business, sales are traditionally soft during the winter and early spring months but strengthen considerably during the summer tourist season.

Shagawa Resort, Inc. recorded a gross profit of $139,000 or an increase of $13,000 over the $126,000 reported during the first quarter of 1999. The improved gross margin reflects an improvement in the resort's first quarter occupancy rate.

Shagawa Resort, Inc. incurred operating expenses of $214,000 during 2000 and $219,000 during 1999. Overall, operating expenses decreased from 60.3% of sales during 1999 to 54.3% for 2000 and reflects an increased emphasis on expense controls.

Shagawa Resort, Inc. incurred a net loss of $66,000 during 2000 versus a net loss of $77,000 during 1999. The small improvement to the 2000 operating cycle reflects the modest increase in first quarter revenues and operational cost reductions.








                   (Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               Financial Condition
                              As of March 31, 2000

The Company's consolidated working capital at March 31, 2000 was a positive $3,090,000 as compared to positive working capital positions of $2,824,000 at March 31, 1999 and $3,344,000 at December 25, 1999. The current ratio for March 31, 2000 is 2.5 to 1.0 as compared with 3.3 to 1.0 at December 25, 1999 and 2.7 to 1.0 at March 31, 1999. The change in working capital in 2000 is due to the estimated accrual for the loss on the sale of the assets of Shagawa Resort, Inc.

During the first quarter of 2000, cash outflows were required for the build-up of inventory (finished goods), renewal of the Company's insurance package, acquisition of capital assets, reduction of accrued expenses and for support of the Company's daily operations. Cash flows to support the referenced activities were primarily provided by utilizing the Company's year-end cash and cash equivalent position, receivable collections, customer deposits, supplier payment terms and non-cash-related depreciation and amortization.

Long-term debt and capital leases, net of current maturities, decreased from $2,752,000 at December 25, 1999 to $2,683,000 at March 31, 2000. On March 31,
1999, long-term debt and capital leases, net of current maturities, was $2,811,000. In contrast, the current portion of long-term debt increased from $197,000 at March 31, 1999 to $268,000 at December 25, 1999 and $276,000 at
March 31, 2000. Long-term debt consists primarily of a long-term mortgage loan, which is secured by substantially all of the assets of Shagawa Resort, Inc., six capitalized lease obligations secured by transportation vehicles, material handling and computer equipment, a restructured long-term financing arrangement secured by a real estate mortgage related to a prior year plant expansion and a contract for deed covering the purchase of adjacent land and warehouse. The new financing package is a composite of three financing sources and was used for financing the plant expansion, including equipment and working capital for additional inventory requirements. Debt retirement associated with the plant expansion and equipment varies in maturity from three to fifteen years, dependent on the funding source (reference Note 8).

The consolidated ratio of long-term debt to stockholders' equity changed from
 .58 to 1.0 at March 31, 1999, to .50 to 1.0 at December 25, 1999 and to .57 to
1.0 at March 31, 2000. Due to the consolidated net loss incurred during the first quarter of 2000, stockholders' equity, net of treasury stock, decreased from $5,454,000 at December 25, 1999 to $4,672,000 at March 31, 2000.
Stockholders' equity on March 31, 1999 was $4,887,000.

Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On May 2, 2000, the Company renewed its credit line for a period of one year and without any compensating balance requirements. The credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of March 31, 2000, the Company did not have any borrowings outstanding against the available credit line.

Shagawa Resort, Inc. does not have any operating line of credit. Consequently, Shagawa Resort, Inc. is dependent on Dynamic Homes, Inc. as its source of additional funds. Periodically, Dynamic Homes, Inc. is required to advance funds, during the slower winter months, to support the resort's ongoing operations. However, during the stronger summer months, the resort generates adequate levels of funds to support its operational requirements and periodically reduce some of the outstanding advances made by Dynamic Homes, Inc. During the first quarter of 2000, net cash advances to Shagawa Resort were approximately $14,000.

The Company's management anticipates that the normal operating cycle will generate sufficient cash, in conjunction with short-term borrowings from the existing credit line and supplemented by long-term financing will provide adequate funds to support the Company's operations and scheduled capital asset requirements during the remainder of fiscal 2000. The Company continues to focus on efforts to strengthen and enlarge the customer base through various marketing programs. In addition, the Company has recently added four new builder-dealers in or near high population centers. The Company expects improved results over the balance of the fiscal year as its marketing and cost control efforts produce the anticipated results. As previously reported, the Company has engaged the services of a securities investment firm to explore alternatives for enhancing shareholder value which may include the sale or merger of the Company. However, there is no assurance this exploration will result in any acceptable proposals or that any type of transaction will be consummated.

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





                   (Balance of page left intentionally blank)

                                    PART II.

Items 1, 2, 3, and 4 are omitted as each is either not applicable or the answer to the item is negative.

Item 5.  Other Information;

Disposition of Assets

On March 17, 2000, Shagawa Resort, Inc., a wholly owned subsidiary of the Registrant, signed a Purchase Agreement providing for the sale of its assets to Grand Ely Lodge, LLC, a Minnesota limited liability company. Pursuant to the terms of the Purchase Agreement, Shagawa Resort, Inc. sold its assets, including the real property known as Holiday Inn SunSpree Resort, to Grand Ely Lodge, LLC for a purchase price of $2,300,000 plus the assumption of various obligations of the Resort. The sale closed on May 1, 2000.

The directors of the Registrant received and reviewed numerous offers relating to the sale of Shagawa Resort, Inc. and, believing it to be in the best interests of the Registrant's shareholders, accepted the offer of Grand Ely Lodge, LLC. Shenehon Company provided the Registrant with a Market Value Appraisal dated February 28, 2000.

One of the owners of Grand Ely Lodge, LLC is Steve Madison, a grandson of Raymond Madison, one of the directors of the Registrant.

A copy of the Purchase Agreement is attached hereto and incorporated by reference herein.


Item 6.  Exhibits and Reports on Form 8 - K:

A report on Form 8 - K was filed on March 20, 2000 during the quarter ended March 31, 2000.












                   (Balance of page left intentionally blank.)

                                    SIGNATURE




Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:        May 9, 2000                             Dynamic Homes, Inc.
        ----------------------------         ----------------------------
                                                      (Registrant)





                                             ----------------------------
                                                         Eldon Matz
                                                         Controller