Form 10-Q
period 2000-06-30
DYNAMIC HOMES INC
filed 2000-08-14
CIK 225278

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarter Year Ended        June 30, 2000
                           ---------------------------

Commission File Number               0-8585
                           ---------------------------

                               Dynamic Homes, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                       41-0960127
-------------------------------------       ------------------------------------
(State of Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation of Organization)

                  525 Roosevelt Avenue, Detroit Lakes, MN 56501
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (218) 847-2611
          ------------------------------------------------------------
               (Registrant's Telephone Number Including Area Code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                     YES _____X_____           NO ___________


As of June 30, 2000, 2,240,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a plan to repurchase up to 100,000 shares of its outstanding common stock. As June 30, 2000, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 205,000 available unexercised options have been excluded from the common shares outstanding.

                                     PART I.
Item 1. Financial Statements
                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                          Three Months
                                                                          ------------
                                                     Dynamic         Shagawa
                                                   Homes, Inc.     Resort, Inc.   Consolidated      6/30/99
                                                   -----------     -----------    ------------    -----------
Sales (Note 11)                                    $ 3,357,000     $        --    $ 3,357,000     $ 3,117,000

Cost of Sales (Note 12)                              2,753,000              --      2,753,000       2,689,000
                                                   -----------     -----------    -----------     -----------

Gross Profit                                           604,000              --        604,000         428,000

Operating Expenses (Note 13)                           375,000              --        375,000         350,000
                                                   -----------     -----------    -----------     -----------

Operating Income (Loss)                                229,000              --        229,000          78,000

Other (Income) Expense
     Interest Expense                                   26,000              --         26,000          39,000
     Other, Net                                        (15,000)             --        (15,000)        (10,000)
                                                   -----------     -----------    -----------     -----------
          Total Other (Income) Expense                  11,000              --         11,000          29,000

Income (Loss) Before Taxes                             218,000              --        218,000          49,000

Income Tax (Provision) Benefit                         (87,000)             --        (87,000)        (19,000)
                                                   -----------     -----------    -----------     -----------

Income (Loss) from Continuing Operations               131,000              --        131,000          30,000

Discontinued Operations (Note 2)
  Loss from operations of discontinued
   subsidiary, Shagawa Resort, Inc., net of
   of income tax benefit of $39,000 and $25,000             --         (59,000)       (59,000)        (37,000)
  Loss on disposal of Shagawa Resort, Inc.,
    net of income taxes of $11,000                          --          71,000         71,000              --
                                                   -----------     -----------    -----------     -----------

Net Income (Loss)                                  $   131,000     $    12,000    $   143,000     $    (7,000)
                                                   ===========     ===========    ===========     ===========

Basic Income (Loss) Per Common Share
  Income (Loss) from continuing operations         $      0.06     $        --    $      0.06     $      0.01
  Loss from discontinued operations:
    Loss from operations of discontinued
      subsidiary                                            --           (0.03)         (0.03)          (0.01)
    Loss on disposal of subsidiary                          --            0.03           0.03              --
                                                   -----------     -----------    -----------     -----------
    Basic net income (loss)                        $      0.06     $        --    $      0.06     $        --
                                                   ===========     ===========    ===========     ===========

Diluted Income (Loss) Per Common Share
  Income (Loss) from continuing operations         $      0.06     $        --    $      0.06     $      0.01
  Loss from discontinued operations:
    Loss from operations of discontinued
      subsidiary                                            --           (0.03)         (0.03)          (0.01)
    Loss on disposal of subsidiary                          --            0.03           0.03              --
                                                   -----------     -----------    -----------     -----------
    Basic net income (loss)                        $      0.06     $        --    $      0.06     $        --
                                                   ===========     ===========    ===========     ===========

Weighted Basic Average Number of
Shares Outstanding                                   2,240,900       2,240,900      2,240,900       2,240,900
                                                   ===========     ===========    ===========     ===========
Weighted Diluted  Average Number of
Shares Outstanding                                   2,240,900       2,240,900      2,240,900       2,240,900
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

                                     PART I.
Item 1. Financial Statements
                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                           Six Months
                                                                           ----------
                                                     Dynamic         Shagawa
                                                   Homes, Inc.     Resort, Inc.   Consolidated      6/30/99
                                                   -----------     -----------    ------------    -----------
Sales (Note 11)                                    $ 4,733,000     $        --    $ 4,733,000     $ 4,565,000

Cost of Sales (Note 12)                              4,075,000              --      4,075,000       4,041,000
                                                   -----------     -----------    -----------     -----------

Gross Profit                                           658,000              --        658,000         524,000

Operating Expenses (Note 13)                           634,000              --        634,000         666,000
                                                   -----------     -----------    -----------     -----------

Operating Income (Loss)                                 24,000              --         24,000        (142,000)

Other (Income) Expense
     Interest Expense                                   58,000              --         58,000          70,000
     Other, Net                                        (37,000)             --        (37,000)        (24,000)
                                                   -----------     -----------    -----------     -----------
          Total Other (Income) Expense                  21,000              --         21,000          46,000

Income (Loss) Before Taxes                               3,000              --          3,000        (188,000)

Income Tax (Provision) Benefit                          (1,000)             --         (1,000)         75,000
                                                   -----------     -----------    -----------     -----------

Income (Loss) from Continuing Operations                 2,000              --          2,000        (113,000)

Discontinued Operations (Note 2)
  Loss from operations of discontinued
   subsidiary, Shagawa Resort, Inc., net of
   of income tax benefit of $83,000 and $76,000             --        (125,000)      (125,000)       (114,000)
  Loss on disposal of Shagawa Resort, Inc.,
    net of income taxes of $11,000                    (604,000)         88,000       (516,000)             --
                                                   -----------     -----------    -----------     -----------

Net Income (Loss)                                  $  (602,000)    $   (37,000)   $  (639,000)    $  (227,000)
                                                   ===========     ===========    ===========     ===========

Basic Income (Loss) Per Common Share
  Income (Loss) from continuing operations         $        --     $        --    $        --     $     (0.05)
  Loss from discontinued operations:
    Loss from operations of discontinued
      subsidiary                                            --           (0.06)         (0.06)          (0.05)
    Loss on disposal of subsidiary                       (0.27)           0.04          (0.23)             --
                                                   -----------     -----------    -----------     -----------
    Basic net income (loss)                        $     (0.27)    $     (0.02)   $     (0.29)    $     (0.10)
                                                   ===========     ===========    ===========     ===========

Diluted Income (Loss) Per Common Share
  Income (Loss) from continuing operations         $        --     $        --    $        --     $     (0.05)
  Loss from discontinued operations:
    Loss from operations of discontinued
      subsidiary                                            --           (0.06)         (0.06)          (0.05)
    Loss on disposal of subsidiary                       (0.27)           0.04          (0.23)             --
                                                   -----------     -----------    -----------     -----------
    Basic net income (loss)                        $     (0.27)    $     (0.02)   $     (0.29)    $     (0.10)
                                                   ===========     ===========    ===========     ===========

Weighted Basic Average Number of
Shares Outstanding                                   2,240,900       2,240,900      2,240,900       2,240,900
                                                   ===========     ===========    ===========     ===========
Weighted Diluted  Average Number of
Shares Outstanding                                   2,240,900       2,240,900      2,240,900       2,240,900
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

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2000 AND DECEMBER 25, 1999
                                   (Unaudited)

                                                   Dynamic         Shagawa
                                                 Homes, Inc.     Resort, Inc.  Eliminations   Consolidated      12/25/99
                                                 -----------     -----------   ------------   ------------     -----------
ASSETS
Current Assets:
     Cash & cash equivalents                     $   659,000     $     1,000    $        --    $   660,000     $   932,000
     Accounts receivable, less allowance
          for doubtful accounts, pledged           1,173,000              --             --      1,173,000       1,815,000
     Inventories pledged (Note 3)                  3,427,000              --             --      3,427,000       1,875,000
     Prepaid expenses (Note 6)                       119,000           3,000             --        122,000          69,000
     Deferred income taxes (Note 5)                  127,000              --             --        127,000         127,000
                                                 -----------     -----------    -----------    -----------     -----------
          Total Current Assets                     5,505,000           4,000             --      5,509,000       4,818,000
Other Assets:
     Investment - Affiliates                              --              --             --             --              --
     Other assets (Note 9)                            19,000              --             --         19,000         409,000
                                                 -----------     -----------    -----------    -----------     -----------
          Total Other Assets                          19,000              --             --         19,000         409,000
Property, Plant, & Equipment, at:
     Cost - pledged in part (Note 7)               4,040,000              --             --      4,040,000       7,116,000
     Less - accumulated depreciation              (2,127,000)             --             --     (2,127,000)     (2,559,000)
                                                 -----------     -----------    -----------    -----------     -----------
          Net Property, Plant & Equipment          1,913,000              --             --      1,913,000       4,557,000
                                                 -----------     -----------    -----------    -----------     -----------
     Total Assets                                $ 7,437,000     $     4,000    $        --    $ 7,441,000     $ 9,784,000
                                                 ===========     ===========    ===========    ===========     ===========
LIABILITIES
Current Liabilities:
     Payables - Affiliates                       $        --     $        --    $        --    $        --     $        --
     Notes payable                                        --              --             --             --              --
     Current portion - long-tern debt                228,000              --             --        228,000         268,000
     Accounts payable                                401,000              --             --        401,000         347,000
     Customer deposits                               443,000              --             --        443,000         127,000
     Accrued expenses
          Salaries, Wages and vacations              273,000              --             --        273,000         260,000
          Taxes, other than income                   134,000              --             --        134,000         125,000
          Warranty                                    78,000              --             --         78,000          76,000
          Other                                       89,000              --             --         89,000         271,000
          Estimated loss on disposal of
            subsidiary                                    --              --                            --              --
          Income taxes                               (84,000)             --             --        (84,000)             --
                                                 -----------     -----------    -----------    -----------     -----------
               Total Current Liabilities           1,562,000              --             --      1,562,000       1,474,000
Long-Term Debt: (Note 8)
     Less current portion included above             960,000              --             --        960,000       2,752,000
                                                 -----------     -----------    -----------    -----------     -----------
Deferred Income Taxes (Note 5)                       104,000              --             --        104,000         104,000
                                                 -----------     -----------    -----------    -----------     -----------
     Total Liabilities                             2,626,000              --             --      2,626,000       4,330,000
STOCKHOLDERS' EQUITY
Investment - Parent                                       --           4,000             --          4,000              --
Common Stock, par value, $.10 per share
     Authorized, 5,000,000 shares; issued
     and outstanding, 2,284,000 in 2000
     and 1999                                        228,000              --             --        228,000         228,000
Paid-in capital in excess of par                     147,000              --             --        147,000         147,000
Retained earnings                                  4,580,000              --             --      4,580,000       5,223,000
Less Treasury stock - (43,080) shares               (144,000)             --             --       (144,000)       (144,000)
                                                 -----------     -----------    -----------    -----------     -----------
          Total Stockholders' Equity               4,811,000           4,000             --      4,815,000       5,454,000
                                                 -----------     -----------    -----------    -----------     -----------
     Total Liabilities & Stockholders' Equity    $ 7,437,000     $     4,000    $        --    $ 7,441,000     $ 9,784,000
                                                 ===========     ===========    ===========    ===========     ===========

                 See notes to consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                          06/30/00        06/30/99
                                                                        -----------     -----------
Cash Flows From Operating Activities
------------------------------------
     Net Income (Loss)                                                  $  (639,000)    $  (227,000)
     Adjust to Reconcile Net Income or Loss
          Provided by (Used In) Operating Activities:
               Depreciation / Amortization                                  229,000         235,000
               Provision for Doubtful Accounts                               11,000          18,000
               (Gain) Loss on Sales of Property & Equipment                  (4,000)         (3,000)
               (Gain) Loss on Sale of Assets of Shagawa Resort, Inc.        516,000              --
               Change in Assets & Liabilities:
                    (Increase) Decrease in Receivables                      607,000         516,000
                    (Increase) Decrease in Inventories                   (1,552,000)     (1,452,000)
                    (Increase) Decrease in Prepaid Expenses                 (58,000)        (52,000)
                    (Increase) Decrease in Deferred Income Tax                   --              --
                    (Increase) Decrease in Other Assets                     125,000           8,000
                     Increase  (Decrease) in Accounts Payable                54,000         379,000
                     Increase  (Decrease) in Customer Deposits              341,000         192,000
                     Increase  (Decrease) in Accrued Expenses              (160,000)         (2,000)
                     Increase  (Decrease) in Income Tax Payable             (84,000)       (160,000)
                                                                        -----------     -----------

Net Cash Provided by (Used in) Operating Activities                        (614,000)       (548,000)

Cash Flows From Investing Activities
------------------------------------
     Proceeds From Sale of Property & Equipment                              15,000           3,000
     Proceeds From Sale of Shagawa Resort, Inc.                           2,300,000              --
     Purchase of Property & Equipment                                      (141,000)       (270,000)
                                                                        -----------     -----------

Net Cash Provided by (Used in) Investing Activities                       2,174,000        (267,000)

Cash Flows From Financing Activities
------------------------------------
     Net Borrowings (Payments) on Revolving Credit Agreements
          And Other Short-Term Financing                                         --         690,000
     Principal Payments on Long-Term Borrowings Including
          Shagawa Resort                                                 (1,832,000)        (88,000)
     Proceeds From Long-Term Borrowings / Leases                                 --              --
                                                                        -----------     -----------

Net Cash Provided (Used in) Financing Activities                         (1,832,000)        602,000

Increase (Decrease) in Cash and Equivalents                             $  (272,000)    $  (213,000)
                                                                        ===========     ===========

Cash and Equivalents
--------------------
     Beginning                                                          $   932,000     $   313,000
     Ending                                                             $   660,000     $   100,000

Supplemental Disclosures of Cash Flow Information
     Cash Payments for:
          Income Taxes                                                  $     2,000     $     9,000
          Interest                                                      $   104,000     $   141,000

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and December 25, 1999 and the results of operations and cash flows for the three months and six months ended June 30, 2000 and June 30, 1999.

Note 2. DISCONTINUED OPERATIONS

In May, 2000, the Company completed the sale of its Shagawa Resort, Inc. subsidiary. The Company has recorded a consolidated after-tax loss of $516,000 on the sale. Dynamic Homes, Inc. recorded a loss on the sale of subsidiary due to a write off of an inter-company receivable and Shagawa Resort, Inc. recorded a gain on the sale of its assets due to the forgiveness of inter-company debt. Shagawa Resort, Inc.'s results of operations have been classified as discontinued operations and prior periods have been restated.

Operating results from discontinued operations are as follows:

                                Three Months Ended June 30,        Six Months Ended June 30,
                                   2000             1999             2000             1999
                                ----------       ----------       ----------       ----------
Sales                           $  136,000       $  485,000       $  530,000       $  848,000
Cost of sales and expenses         223,000          512,000          692,000          969,000
                                ----------       ----------       ----------       ----------

Operating income (loss)            (87,000)         (27,000)        (162,000)        (121,000)
Other income (expense)             (11,000)         (35,000)         (46,000)         (69,000)
                                ----------       ----------       ----------       ----------

Loss before income taxes           (98,000)         (62,000)        (208,000)        (190,000)
Income tax benefit                  39,000           25,000           83,000           76,000
                                ----------       ----------       ----------       ----------

Net loss                        $  (59,000)      $  (37,000)      $ (125,000)      $ (114,000)
                                ==========       ==========       ==========       ==========

Note 3. INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels at its manufacturing facility. Cost of sales value is determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories are taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the first half of 2000. Shagawa Resort, Inc. conducted a final physical inventory on April 30, 2000.

The breakdown of inventories is as follows:

                                           6/30/00        6/30/99
                                         -----------    -----------
              Finished Goods (Note 4)    $ 2,002,000    $ 2,571,000
              Work In Process                215,000        190,000
              Raw Materials                1,210,000      1,025,000
              Shagawa Resort, Inc.                --         33,000
                                         -----------    -----------
                   Total Inventories     $ 3,427,000    $ 3,819,000
                                         ===========    ===========

Note 4. BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of June 30, 2000 and June 30, 1999, the Company's backlog of committed orders was approximately $5,218,000 and $4,843,000 respectively. The 1999 backlog excludes 8 developer units in carryover inventory from 1998. If the 8 units, which were eventually sold to other Builder/Dealers are included, the June 30, 1999 backlog total is $5,204,000. As of December 25, 1999, the Company's backlog of orders was $1,645,000. During periods of excess plant capacity, the Company supplements its production through the building of inventory units. As of June 30, 2000, 7 inventory units remain and are available for immediate sale. As of June 30, 1999, the Company had 20 inventory units available for sale. The inventory units have been excluded from all order backlog values. As of June 30, 2000, the Company has one multi-family/commercial project in finished goods for delivery during the third quarter of 2000. No other multi-family/commercial projects are under contract. Recently, the Company introduced several marketing programs to assist Builder/Dealers in securing new orders.

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

Note 6. PREPAID EXPENSES

                                                                   6/30/00         6/30/99
                                                                 -----------    -----------
      Advertising                                                $    10,000    $     3,000
      Insurance                                                       93,000         83,000
      Equipment, Supplies Inventory - Shagawa Resort, Inc.                --          9,000
      Other                                                           19,000         35,000
                                                                 -----------    -----------
                                                                 $   122,000    $   130,000
                                                                 ===========    ===========

Note 7. PROPERTY AND EQUIPMENT

                                                                   6/30/00        6/30/99
                                                                 -----------    -----------
      Dynamic Homes, Inc.
      -------------------
           Land and Improvements                                 $   266,000    $   260,000
           Buildings                                               1,453,000      1,401,000
           Machinery and Equipment                                 2,192,000      1,994,000
           Construction in Process                                   129,000        178,000
      Shagawa Resort, Inc.
      --------------------
           Land and Improvements                                          --        343,000
           Buildings                                                      --      2,116,000
           Machinery and Equipment                                        --        719,000
           Construction in Process                                        --             --
                                                                 -----------    -----------
                                                                   4,040,000      7,011,000

      Less: Accumulated Depreciation - Dynamic Homes, Inc.        (2,127,000)    (1,906,000)
            Accumulated Depreciation - Shagawa Resort, Inc.               --       (478,000)
                                                                 -----------    -----------
                                                                 $ 1,913,000    $ 4,627,000
                                                                 ===========    ===========

Note 8. LONG-TERM DEBT

                                                                   6/30/00        6/30/99
                                                                 -----------    -----------
      Long-term debt (net of current maturity) consists of:
      Detroit Lakes - Plant Expansion                            $   701,000    $   784,000
      Leasing - Capitalized Cranes, Forklifts, & Trailers            220,000        228,000
      Term Mortgage Agreement covering Shagawa
      Resort Project (Note 10)                                            --      1,713,000
      Other Notes and Contracts Payable                               39,000         50,000
                                                                 -----------    -----------
                                                                 $   960,000    $ 2,775,000
                                                                 ===========    ===========

Note 9. OTHER ASSETS - NET

                                                          6/30/00        6/30/99
                                                        -----------    -----------
      Dynamic Homes, Inc.
      -------------------
       - Deferred Maintenance Expense                   $     4,000    $     6,000
       - Prepaid Debt Expense                                 9,000         14,000
       - Deposits                                             6,000          7,000
      Shagawa Resort, Inc.
      --------------------
       - Goodwill                                                --        104,000
       - Prepaid Legal / Debt Expense                            --        171,000
       - Asset Replacement Escrow                                --        102,000
       - Other                                                   --          9,000
                                                        -----------    -----------
                                                        $    19,000    $   413,000
                                                        ===========    ===========

Included in other assets are costs associated with obtaining financing which are being amortized on the straight-line basis over the life of the loans. Also included are costs associated with goodwill and a mortgage asset replacement convenant related to the ownership of Shagawa Resort, Inc.

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

On May 1, 2000, the Company completed the sale of the assets of Shagawa Resort, Inc. (Note 2).

Note 11. SALES

                              2000                         1999
                              ----                         ----
                     3 months      6 months       3 months       6 months
                     --------      --------       --------       --------

Single-family     $ 3,057,000    $ 4,062,000    $ 2,646,000    $ 3,414,000
Multi-family               --        218,000        152,000        670,000
Transportation        179,000        252,000        176,000        264,000
Other                 121,000        201,000        143,000        217,000
                  -----------    -----------    -----------    -----------
                  $ 3,357,000    $ 4,733,000    $ 3,117,000    $ 4,565,000
                  ===========    ===========    ===========    ===========

Note 12. COST OF SALES

                              2000                         1999
                              ----                         ----
                     3 months      6 months       3 months       6 months
                     --------      --------       --------       --------

Materials         $ 1,787,000    $ 2,540,000    $ 1,793,000    $ 2,552,000
Labor                 312,000        446,000        285,000        421,000
Overhead              406,000        641,000        374,000        622,000
Transportation        248,000        448,000        237,000        446,000
                  -----------    -----------    -----------    -----------
                  $ 2,753,000    $ 4,075,000    $ 2,689,000    $ 4,041,000
                  ===========    ===========    ===========    ===========

Note 13. OPERATING EXPENSES

                              2000                         1999
                              ----                         ----
                     3 months      6 months       3 months       6 months
                     --------      --------       --------       --------

Marketing         $   104,000    $   156,000    $   122,000    $   217,000
Administration        271,000        478,000        228,000        449,000
                  -----------    -----------    -----------    -----------
                  $   375,000    $   634,000    $   350,000    $   666,000
                  ===========    ===========    ===========    ===========











                   (Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                              Results of Operations
                    Three months ended June 30, 2000 and 1999

NET SALES:

As a result of the sale of the assets of the hospitality sector (Shagawa Resort, Inc.), the Company's revenue and operating results encompass only the manufacturing sector (Dynamic Homes, Inc.).

The Company's revenue from the manufacturing sector for the three months ended June 30, 2000 was $3,357,000. This represents an increase of $240,000 or 8 percent from the $3,117,000 reported during the same period of 1999. Single-family revenue increased $411,000 from $2,646,000 in 1999 to $3,057,000 during the second quarter of 2000. In contrast, multi-family/commercial revenue decreased from $152,000 during 1999 to none during the second quarter of 2000. One 10-unit multi-family living center however, is anticipated to be delivered and set during the third quarter. Transportation and other (retail) revenue were similar for each period at $300,000 for 2000 and $319,000 for 1999.

COST OF SALES:

Dynamic Homes, Inc. 2000 gross profit was $604,000, an increase of $176,000 from the $428,000 reported during 1999. The gross profit percentage for 2000 is 18.0 percent versus 13.7 percent for 1999. The improvement in year 2000 gross margin is attributed to lower than anticipated material acquisition costs and a reduction in promotional related discounts. Promotional discounts affected each of the quarters, however promotional related discounts recognized during the second quarter of 2000 were approximately 2 percent less than the corresponding 1999 quarter. In addition, the Company benefited from relatively stable raw material costs. Transportation related expenses were similar for each of the periods at $179,000 for year 2000 and $176,000 during 1999.

OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include marketing and administration increased by $25,000 from $350,000 during 1999 to $375,000 for 2000. Overall, operating expenses for each of the periods approximated 11.2 percent of net sales. Marketing related expenses for year 2000 decreased by $18,000, while administration expenses increased $43,000. The reduction in marketing expenses reflects a decrease in the placement of media advertising. Administration expense for the second quarter of 2000 totaled $271,000 or $43,000 more than the $228,000 reported during 1999. The increase in current year administration expenses is the result of an increase in shareholder reporting activities and higher levels of legal and consulting services associated with the exploration of various merger/acquisition alternatives and the eventual approval of an acquisition letter of intent. It is anticipated that the third quarter of 2000 will also be impacted by similar expenses for ongoing professional services.

OPERATING INCOME (loss):

The operating cycle for the second quarter of 2000 resulted in an operating income of $229,000. This represents an improvement of $151,000 over the $78,000 reported for 1999. Operating income during the second quarter of 2000 benefited from a reduced level of available promotional discounts and the recognition of favorable purchase variances. Corresponding operating income levels are 6.8 percent of net sales for 2000 and 2.5 percent for 1999.

NET NON-OPERATING INCOME AND EXPENSE:

Net non-operating expense totaled $11,000 during the current period versus $29,000 for the prior year. Interest expense, primarily related to the absence of short-term borrowings, decreased from $39,000 during 1999 to $26,000 for the current period. Other income was similar for each of the periods and consists mainly of interest income and gains from the sale of capital assets.

FEDERAL AND STATE INCOME TAXES:

During the second quarter of both 2000 and 1999, the Company recorded consolidated operational estimated income tax obligations of $87,000 and $19,000, respectively. Income tax obligations and benefits are estimated at the normal statutory rate.

NET INCOME:

The net income from continuing operations (manufacturing facility) for the second quarter of 2000 was $131,000 or an improvement of $101,000 from the $30,000 net income level attained during 1999. Both basic and diluted earnings per common share outstanding from continuing operations resulted in net income levels of $0.06 per share during 2000 and $0.01 per share for 1999. Considerations for unexercised stock options were recognized as diluted common shares outstanding for each of the periods.

DISCONTINUED OPERATIONS:

Second quarter revenue associated with the operation of Shagawa Resort, Inc. totaled $136,000. During the 1999 period, second quarter revenue was $485,000. However, the current period recognizes Shagawa Resort, Inc. revenue for the month of April only as the sale of resort facility was completed on May 1, 2000.

Shagawa Resort, Inc. recorded a gross profit of $201,000 for the second quarter of 1999 versus a gross profit of $49,000 for the one-month period of 2000.

Shagawa Resort, Inc. incurred operating expenses of $228,000 during the 1999 period and $136,000 for the current period. The resort facility reported operating losses of $27,000 for the three-month period of 1999 and $87,000 for the one-month period of 2000. Interest related expenses totaled $35,000 for 1999 and $11,000 for the shortened period of 2000. The resort reported a net after tax loss of $37,000 or $0.02 per share for 1999 and a net after tax loss of $59,000 or $0.03 per share for the current period. (Note 2).









                   (Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                              Results of Operations
                     Six months ended June 30, 2000 and 1999

NET SALES:

As a result of the sale of the assets of the hospitality sector (Shagawa Resort, Inc.), the Company's revenue and operating results encompass only the manufacturing sector (Dynamic Homes, Inc.).

The Company's revenue from the manufacturing sector for the six-month period ending June 30, 2000 was $4,733,000, an increase of $168,000 from the $4,565,000 reported in 1999. Single-family revenue for year 2000 increased by $648,000 from $3,414,000 during 1999 to $4,062,000 or an increase of approximately 19 percent. However, the higher single-family activity was offset by a decrease of $452,000 in current year revenue from multi-family/commercial activity. One 10-unit multi-family living center however, is anticipated to be delivered and set during the third quarter. Transportation and other (retail) revenue were similar for each period totaling $453,000 for the current year and $481,000 during 1999.

Based upon the comparative similarity in June 30 backlog totals (reference Note
4), the Company anticipates that the third quarter of 2000 will be a stronger performing quarter.

COST OF SALES:

Dynamic Homes, Inc. gross profit for the six-month period ending June 30, 2000 was $658,000. During 1999, the gross profit for the period was $524,000. The gross profit percentage for the current year is 13.9 percent compared with 11.5 percent for 1999. The gross profit percentage for the first half of 2000 benefited form a reduced level of promotional discounts and stability in raw material purchases. During the prior year, the Company experienced an escalation of material costs for drywall and several wood related products. The Company continues to monitor material costs and the impact changes have on the Company's pricing structure.

OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include marketing and administration, decreased by $32,000 from the 1999 level of $666,000 to $634,000 for the current year. Overall operating expenses decreased from approximately
14.6 percent of net sales during 1999 to 13.4 percent of net sales for year 2000. During the first half of 2000, marketing related expenses decreased by $61,000 from $217,000 for 1999 to $156,000 for 2000. The expense reduction is primarily attributed to a reduction in media advertising and the consolidation of marketing activities. In contrast, administration related expenses for the first six-months of 2000 total $478,000 or $29,000 greater than the $449,000 incurred during 1999. The major expense increases were in the areas of investor relations and professional services associated with the solicitation, evaluation and acceptance of a letter of intent by a group of investors in acquiring ownership of the Company.

OPERATING INCOME:

The operating cycle for the first six months of 2000 resulted in a modest operating income of $24,000. During the same period of 1999, the Company reported an operating loss of $142,000. The current year's performance is associated with an improved gross margin return and cost reductions in marketing related expenses.

NET NON-OPERATING INCOME AND EXPENSE:

Net non-operating expense was $21,000 or $25,000 less than the $46,000 reported during 1999. Interest costs associated with capital leases and long and short term financing totaled $58,000 during year 2000 and $70,000 for the 1999 period. Other income of $37,000 during the current year and $24,000 for 1999 consists mainly of interest income and gains from the sale of capital assets.

FEDERAL AND STATE INCOME TAXES:

The Company recorded an income tax provision of $1,000 for the first six months of year 2000. During the corresponding period of 1999, the Company recorded a tax benefit of $75,000. Income tax benefits and obligations are estimated at the normal statutory rate.

NET INCOME (LOSS):

The current year's continuing operations resulted in a reportable income of $2,000, a significant change from the $113,000 net loss experienced during the first half of 1999. Basic and diluted earnings per common share outstanding were $0.00 for the current period and a loss of $0.05 per common share for 1999. Considerations for unexercised stock options were recognized as diluted common shares outstanding for each of the periods.

DISCONTINUED OPERATIONS:

Revenue associated with the Shagawa Resort facility for the first four months of 2000 was $530,000. During the six-month period of 1999, reported revenue was $848,000. As previously referenced, the resort facility was sold on May 1, 2000.

Shagawa Resort, Inc. recorded a gross profit of $188,000 for the shortened current period and $327,000 during 1999. The gross profit percentage for 2000 is
35.5 percent or 3.1 percent less than the 38.6 realized during 1999.

Shagawa Resort, Inc. incurred operating expenses of $350,000 for 2000 and $448,000 during 1999. Overall, operating expenses increased from 52.8 percent of sales during 1999 to 66.0 percent for the first four months of 2000. Interest related expenses totaled $46,000 for year 2000 and $70,000 during 1999. The resort facility incurred a net after tax loss of $114,000 or $0.05 per share for 1999 and a net after tax loss of $125,000 or $0.06 per share for the current period. (Note 2).









                   (Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               Financial Condition
                               As of June 30, 2000

The Company's working capital at June 30, 2000 was a positive $3,947,000 as compared to positive working capital positions of $2,690,000 at June 30, 1999 and $3,344,000 at December 25, 1999. The current ratio for June 30, 2000 is 3.5 to 1.0 as compared with 2.1 to1.0 at June 30, 1999 and 3.3 to 1.0 at December 25, 1999. The working capital position at June 30, 2000 recognizes the sale of the assets of Shagawa Resort, Inc. on May 1, 2000.

During the first half of 2000, cash outflows were required for the build-up of inventory (finished goods), acquisition of capital assets, reduction of accrued expenses, pay-downs on long-term debt and support of the Company's daily operations. Cash flows to support the referenced activities were primarily provided by utilizing the Company's year-end cash and cash equivalent position, receivable collections, customer deposits, non-cash related depreciation and amortization and proceeds related to the sale of Shagawa Resort, Inc.

Long-term debt and capital leases, net of current maturities, decreased from $2,752,000 at December 25, 1999 to $960,000 at June 30, 2000. On June 30, 1999,
long-term debt and capital leases, net of current maturities was $2,775,000. The major component of the decrease in long-term debt relates to the pay-off of a long-term mortgage loan associated with the May 1, 2000 sale of the Shagawa Resort property. The remaining long-term debt consists of six capitalized lease obligations secured by transportation vehicles, material handling and computer equipment, a restructured long-term financing arrangement secured by a real estate mortgage related to a prior year plant expansion and a contract for deed covering the purchases of adjacent land and warehouse. Debt retirement associated with the plant expansion and equipment leases varies in maturity from three to fifteen years, dependent on the funding source (reference Note 8).

The ratio of long-term debt to stockholders' equity changed from .57 to 1.0 at June 30, 1999, to .50 to 1.0 at December 25, 1999. Due to the debt retirement associated with the May 1 sale of Shagawa Resort, Inc., the ratio of long-term debt to stockholders' equity improved to .20 to 1.0 at June 30, 2000. Stockholders equity, net of treasury stock, increased from $4,879,000 at June 30, 1999 to $5,454,000 at December 25, 1999. However, due to the operational loss and loss associated with the sale of Shagawa Resort, Inc., stockholders' equity decreased to $4,815,000 at June 30, 2000.

Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On May 2, 2000, the Company renewed its credit line for a period of one year and without any compensating balance requirements. The credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of June 30, 2000, the Company did not have any borrowings outstanding against the available credit line.

On May 1, 2000, Dynamic Homes, Inc. closed on the sale of assets of Shagawa Resort, Inc. to Grand Ely Lodge, LLC. The selling price was $2,300,000 plus the assumption of various obligations of the resort which operated and will continue to operate under the license of a Holiday Inn Sunspree Resort. The disposal of the assets of Shagawa Resort, Inc. resulted in a net after tax loss of $516,000.

On June 21, 2000, the Company announced the signing of a letter of intent dated June 20, 2000 to be acquired by an entity formed by three directors of Dynamic Homes, Inc. The letter of intent was approved by a special committee of three persons independent of Dynamic Homes, Inc. and its directors. The pending all cash transaction, which is subject to a definitive agreement is valued at $2.55 per share. The pending transaction is anticipated to reach completion during October, 2000.

The Company's management anticipates that the normal operating cycle and cash position will be sufficient to provide adequate funds to support the Company's ongoing operations during the remainder of fiscal year 2000. The Company continues to evaluate and implement new marketing programs and the solicitation of additional builder/dealers. During the first half of 2000, six builder/dealers have been added to the marketing network.

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

                                    PART II.

Items 1, 2, 3, and 5 are omitted as each is not applicable or the answer to the item is negative.

Item 4. Submission of Matters to a Vote of Security Holders;

The annual meeting of shareholders of Dynamic Homes, Inc. was duly called and held on June 26, 2000.

         A. The meeting involved the election of Directors. Those elected were Clyde R. Lund Jr., Israel Mirviss, Ronald L. Gustafson, Peter K. Pichetti and Lance G. Morgan. There are no other members of the Board of Directors.

         B. The meeting involved the ratification of the appointment of Eide Bailly LLP as independent public accountants for Dynamic Homes, Inc. for the fiscal year ending December 30, 2000.

Item 6. Exhibits and Reports on Form 8-K:

On June 22, 2000, a report on Form 8-K was filed regarding a letter of intent dated June 20, 2000, announcing the Company's acquisition by an entity to be formed by three directors of Dynamic Homes, Inc.

On June 27, 2000, a report on Form 8-K was filed regarding the resignation of D. Raymond Madison as a director of Dynamic Homes, Inc.










                   (Balance of page left intentionally blank.)

                                    SIGNATURE




Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:       August 10, 2000                Dynamic Homes, Inc.
       ----------------------------         ------------------------------------
                                            (Registrant)




                                            /s/ Eldon Matz
                                            ------------------------------------
                                            Eldon Matz
                                            Controller