Form 10-Q
period 2000-09-30
DYNAMIC HOMES INC
filed 2000-11-13
CIK 225278

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For The Quarter Year Ended          September 30, 2000
                           -----------------------------------

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

                                 (218) 847-2611
                                 ---------------
               (Registrant's Telephone Number Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           YES  [X]           NO  [ ]

As of September 30, 2000, 2,240,850 common shares, par value, $.10 per share, were outstanding. On January 7, 1995, the Company implemented a plan to repurchase up to 100,000 shares of its outstanding common stock. As of September 30, 2000, a total of 43,080 shares have been repurchased. During 1996, the Company approved a new stock option plan and granted 240,000 options to various officers, directors and employees. The treasury stock and 155,000 available unexercised options have been excluded from the common shares outstanding.

                                     PART I.
 Item 1. Financial Statements
                                   FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                        Three Months
                                                     Dynamic       Shagawa
                                                   Homes, Inc.    Resort, Inc.    Consolidated     9/30/1999
                                                   -----------     -----------    -----------     -----------
Sales (Note 11)                                    $ 4,244,000     $        --    $ 4,244,000     $ 4,635,000

Cost of Sales (Note 12)                              3,393,000              --      3,393,000       3,606,000
                                                   -----------     -----------    -----------     -----------
Gross Profit                                           851,000              --        851,000       1,029,000

Operating Expenses (Note 13)                           430,000              --        430,000         419,000
                                                   -----------     -----------    -----------     -----------

Operating Income (Loss)                                421,000              --        421,000         610,000

Other (Income) Expense
     Interest Expense                                   26,000              --         26,000          34,000
     Other, Net                                        (27,000)             --        (27,000)        (18,000)
                                                   -----------     -----------    -----------     -----------
          Total Other (Income) Expense                  (1,000)             --         (1,000)         16,000

Income (Loss) Before Taxes                             422,000              --        422,000         594,000

Income Tax (Provision) Benefit                        (169,000)             --       (169,000)       (237,000)
                                                   -----------     -----------    -----------     -----------
Income (Loss) from Continuing Operations               253,000              --        253,000         357,000

Discontinued Operations (Note 2)
Income(Loss)from operations of discontinued
   subsidiary, Shagawa Resort, Inc., net of
   of income tax provision of $59,000 for 1999              --           2,000          2,000          88,000
 Income(Loss)on disposal of Shagawa
Resort, Inc.                                          (111,000)        111,000             --              --
                                                   -----------     -----------    -----------     -----------
Net Income (Loss)                                  $   142,000     $   113,000    $   255,000     $   445,000
                                                   -----------     -----------    -----------     -----------
Basic Income (Loss) Per Common Share
  Income (Loss) from continuing operations         $      0.11              --    $      0.11     $      0.16
 Income(Loss)from discontinued operations:
  Income(Loss)from operations of discontinued
      subsidiary                                            --              --             --            0.04
  Income(Loss)on disposal of subsidiary                  (0.05)           0.05             --              --
                                                   -----------     -----------    -----------     -----------
    Basic net income (loss)                        $      0.06     $      0.05    $      0.11     $      0.20
                                                   -----------     -----------    -----------     -----------
Diluted Income (Loss) Per Common Share
  Income (Loss) from continuing operations         $      0.11     $        --    $      0.11     $      0.16
Income(Loss)from discontinued operations:
 Income(Loss)from operations of discontinued
      subsidiary                                            --              --             --            0.04
 Income(Loss)on disposal of subsidiary                      --              --             --              --
                                                   -----------     -----------    -----------     -----------
    Basic net income (loss)                        $      0.11     $        --    $      0.11     $      0.20
                                                   -----------     -----------    -----------     -----------
Weighted Basic Average Number of
Shares Outstanding                                   2,240,900       2,240,900      2,240,900       2,240,900
                                                   -----------     -----------    -----------     -----------
Weighted Diluted  Average Number of
Shares Outstanding                                   2,240,900       2,240,900      2,240,900       2,240,900
                                                   -----------     -----------    -----------     -----------
Dividends per Common Share                                None            None           None            None
                                                   -----------     -----------    -----------     -----------

                      See notes to condensed consolidated financial statements.

                                               PART I.
 Item 1. Financial Statements
                                             FORM 10-Q
                                 DYNAMIC HOMES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                             (Unaudited)

                                                                           Nine Months
                                                                           -----------
                                                    Dynamic         Shagawa
                                                   Homes, Inc.     Resort, Inc.    Consolidated      9/30/1999
                                                   -----------     -----------     -----------     -----------
Sales (Note 11)                                    $ 8,977,000     $        --     $ 8,977,000     $ 9,200,000

Cost of Sales (Note 12)                              7,468,000              --       7,468,000       7,647,000
                                                   -----------     -----------     -----------     -----------
Gross Profit                                         1,509,000              --       1,509,000       1,553,000

Operating Expenses (Note 13)                         1,064,000              --       1,064,000       1,085,000
                                                   -----------     -----------     -----------     -----------
Operating Income (Loss)                                445,000              --         445,000         468,000
Other (Income) Expense

     Interest Expense                                   84,000              --          84,000         104,000
     Other, Net                                        (64,000)             --         (64,000)        (42,000)
                                                   -----------     -----------     -----------     -----------
          Total Other (Income) Expense                  20,000              --          20,000          62,000
Income (Loss) Before Taxes                             425,000              --         425,000         406,000
Income Tax (Provision) Benefit                        (170,000)             --        (170,000)       (162,000)
                                                   -----------     -----------     -----------     -----------
Income (Loss) from Continuing Operations               255,000              --         255,000         244,000
Discontinued Operations (Note 2)
  Loss from operations of discontinued
   subsidiary, Shagawa Resort, Inc., net of
   of income tax benefit of $83,000 and $17,000             --        (123,000)       (123,000)        (26,000)
 Income(Loss)on disposal of Shagawa Resort,
   Inc., net of income taxes of $11,000               (715,000)        199,000        (516,000)             --
                                                   -----------     -----------     -----------     -----------
Net Income (Loss)                                  $  (460,000)    $    76,000     $  (384,000)    $   218,000
                                                   -----------     -----------     -----------     -----------
Basic Income (Loss) Per Common Share
  Income (Loss) from continuing operations         $      0.11     $        --     $      0.11     $      0.11
  Loss from discontinued operations:
    Loss from operations of discontinued
      subsidiary                                            --           (0.06)          (0.06)          (0.01)
   Income(Loss)on disposal of subsidiary                 (0.32)           0.09           (0.23)             --
                                                   -----------     -----------     -----------     -----------
    Basic net income (loss)                        $     (0.21)    $      0.03     $     (0.18)    $      0.10
                                                   -----------     -----------     -----------     -----------
Diluted Income (Loss) Per Common Share
  Income (Loss) from continuing operations         $      0.11     $        --     $      0.11     $      0.11
  Loss from discontinued operations:
    Loss from operations of discontinued
      subsidiary                                            --           (0.06)          (0.06)          (0.01)
   Income(Loss)on disposal of subsidiary                 (0.32)           0.09           (0.23)             --
                                                   -----------     -----------     -----------     -----------
    Basic net income (loss)                        $     (0.21)    $      0.03     $     (0.18)    $      0.10
                                                   -----------     -----------     -----------     -----------
Weighted Basic Average Number of
Shares Outstanding                                   2,240,900       2,240,900       2,240,900       2,240,900
                                                   -----------     -----------     -----------     -----------
Weighted Diluted  Average Number of
Shares Outstanding                                   2,240,900       2,240,900       2,240,900       2,240,900
                                                   -----------     -----------     -----------     -----------
Dividends per Common Share                             None            None            None            None
                                                   -----------     -----------     -----------     -----------

            See notes to condensed consolidated financial statements.

                                   FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 25, 1999
                                   (Unaudited)

                                                   Dynamic       Shagawa
                                                 Homes, Inc.     Resort, Inc.   Eliminations    Consolidated      12/25/99
                                                 -----------     -----------    ------------    ------------    -----------
ASSETS
 Current Assets:
     Cash & cash equivalents                     $ 2,139,000     $        --    $         --     $ 2,139,000     $   932,000
     Accounts receivable, less allowance
          for doubtful accounts, pledged             774,000              --              --         774,000       1,815,000
     Inventories pledged (Note 3)                  2,389,000              --              --       2,389,000       1,875,000
     Prepaid expenses (Note 6)                        80,000              --              --          80,000          69,000
     Deferred income taxes (Note 5)                  127,000              --              --         127,000         127,000
                                                 -----------     -----------    ------------     -----------     -----------
          Total Current Assets                     5,509,000              --              --       5,509,000       4,818,000
Other Assets:
     Other assets (Note 9)                            19,000              --              --          19,000         409,000
                                                 -----------     -----------    ------------     -----------     -----------
          Total Other Assets                          19,000              --              --          19,000         409,000
Property, Plant, & Equipment, at:
     Cost - pledged in part (Note 7)               4,084,000              --              --       4,084,000       7,116,000
     Less - accumulated depreciation              (2,204,000)             --              --      (2,204,000)     (2,559,000)
                                                 -----------     -----------    ------------     -----------     -----------
          Net Property, Plant & Equipment          1,880,000              --              --       1,880,000       4,557,000
                                                 -----------     -----------    ------------     -----------     -----------
     Total Assets                                $ 7,408,000     $        --    $         --     $ 7,408,000     $ 9,784,000
                                                 ===========     ===========    ============     ===========     ===========
LIABILITIES
Current Liabilities:
     Notes payable                                        --              --              --              --              --
     Current portion - long-tern debt                222,000              --              --         222,000         268,000
     Accounts payable                                183,000              --              --         183,000         347,000
     Customer deposits                               157,000              --              --         157,000         127,000
     Accrued expenses
          Salaries, Wages and vacations              339,000              --              --         339,000         260,000
          Taxes, other than income                   115,000              --              --         115,000         125,000
          Warranty                                    80,000              --              --          80,000          76,000
          Other                                      147,000              --              --         147,000         271,000
          Income taxes                                92,000              --              --          92,000              --
                                                 -----------     -----------     -----------     -----------     -----------
               Total Current Liabilities           1,335,000              --              --       1,335,000       1,474,000
Long-Term Debt: (Note 8)
     Less current portion included above             899,000              --              --         899,000       2,752,000
                                                 -----------     -----------     -----------     -----------     -----------
Deferred Income Taxes (Note 5)                       104,000              --              --         104,000         104,000
                                                 -----------     -----------     -----------     -----------     -----------
     Total Liabilities                             2,338,000              --              --       2,338,000       4,330,000
STOCKHOLDERS' EQUITY
Common Stock, par value, $.10 per share
     Authorized, 5,000,000 shares; issued
     and outstanding, 2,284,000 in 2000
     and 1999                                        228,000              --              --         228,000         228,000
Paid-in capital in excess of par                     147,000              --              --         147,000         147,000
Retained earnings                                  4,839,000              --              --       4,839,000       5,223,000
Less Treasury stock - (43,080) shares               (144,000)             --              --        (144,000)       (144,000)
                                                 -----------     -----------    ------------     -----------     -----------
          Total Stockholders' Equity               5,070,000              --              --       5,070,000       5,454,000
                                                 -----------     -----------    ------------     -----------     -----------
     Total Liabilities & Stockholders' Equity    $ 7,408,000     $        --    $         --     $ 7,408,000     $ 9,784,000
                                                 ===========     ===========    ============     ===========     ===========

                 See notes to consolidated financial statements.

                                   FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                           09/30/00         09/30/99
                                                                         ------------      -----------
Cash Flows From Operating Activities
    Net Income (Loss)                                                    $  (384,000)      $   218,000
    Adjust to Reconcile Net Income or Loss
         Provided by (Used In) Operating Activities:
              Depreciation / Amortization                                    306,000           355,000
              Provision for Doubtful Accounts                                 20,000            41,000
              (Gain) Loss on Sales of Property & Equipment                    (5,000)           (8,000)
              (Gain) Loss on Sale of Assets of Shagawa Resort, Inc.          516,000                --
              Change in Assets & Liabilities:
                   (Increase) Decrease in Receivables                        996,000           180,000
                   (Increase) Decrease in Inventories                       (514,000)         (845,000)
                   (Increase) Decrease in Prepaid Expenses                   (11,000)          (46,000)
                   (Increase) Decrease in Deferred Income Tax                     --                --
                   (Increase) Decrease in Other Assets                       123,000             3,000
                    Increase  (Decrease) in Accounts Payable                (164,000)          239,000
                    Increase  (Decrease) in Customer Deposits                 54,000            82,000
                    Increase  (Decrease) in Accrued Expenses                 (52,000)           75,000
                    Increase  (Decrease) in Income Tax Payable                92,000           143,000
                                                                         ------------      -----------

Net Cash Provided by (Used in) Operating Activities                          977,000           437,000

Cash Flows From Investing Activities
    Proceeds From Sale of Property & Equipment                                15,000             8,000
    Proceeds From Sale of Shagawa Resort, Inc.                             2,300,000                --
    Purchase of Property & Equipment                                        (186,000)         (321,000)
                                                                         ------------      -----------
Net Cash Provided by (Used in) Investing Activities                        2,129,000          (313,000)

Cash Flows From Financing Activities
    Net Borrowings (Payments) on Revolving Credit Agreements
         And Other Short-Term Financing                                           --                --
    Principal Payments on Long-Term Borrowings Including
         Shagawa Resort                                                   (1,899,000)         (160,000)
    Proceeds From Long-Term Borrowings / Leases                                   --           176,000
                                                                         ------------      -----------
Net Cash Provided (Used in) Financing Activities                          (1,899,000)           16,000

Increase (Decrease) in Cash and Equivalents                              $ 1,207,000       $   140,000
                                                                         ------------      -----------
Cash and Equivalents
    Beginning                                                            $   932,000       $   313,000
    Ending                                                               $ 2,139,000       $   453,000

Supplemental Disclosures of Cash Flow Information
    Cash Payments for:
         Income Taxes                                                    $     2,000       $    10,000
         Interest                                                        $   131,000       $   211,000

            See notes to condensed consolidated financial statements.

                                   FORM 10-Q
                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. UNAUDITED STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and December 25, 1999 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and September 30, 1999.

Note 2.  DISCONTINUED OPERATIONS

In May, 2000, the Company completed the sale of its Shagawa Resort, Inc. subsidiary. The Company has recorded an after-tax loss of $516,000 on the sale. Dynamic Homes, Inc. recorded a loss on the sale of subsidiary due to a write off of an inter-company receivable and Shagawa Resort, Inc. recorded a gain on the sale of its assets due to the forgiveness of inter-company debt. Shagawa Resort, Inc.'s results of operations have been classified as discontinued operations and prior periods have been restated.

Operating results from discontinued operations are as follows:

                                  Three Months Ended       Nine Months Ended
                                      Sept 30,                  Sept 30,
                                  2000        1999          2000        1999
                                 -------   ----------   ----------   ----------
Sales                            $    -    $  798,000   $  530,000   $1,646,000
Cost of sales and expenses       (2,000)      616,000      690,000    1,585,000
                                 ------    ----------   ----------   ----------
Operating income (loss)           2,000       182,000     (160,000)      61,000
Other income (expense)            - 0-        (35,000)     (46,000)    (104,000)
                                 ------    ----------   ----------   ----------
Income(loss)before income taxes   2,000       147,000     (206,000)     (43,000)
Income tax benefit                 -0-         59,000       83,000       17,000
                                 ------    ----------   ----------   ----------
Net Income (loss)                $2,000    $   88,000   $ (123,000)  $  (26,000)
                                 ======    ==========   ==========   ==========


Note 3. INVENTORIES

During interim accounting periods, the Company uses the standard cost method of determining cost of sales and inventory levels at its manufacturing facility. Cost of sales value is determined monthly based on standards for materials, labor and overhead by product mix. Deviations from these standards result in adjustments of the monthly cost of sales amount. Periodic physical inventories may be taken during the fiscal year to determine actual inventory and cost of sales. No physical inventory was taken during the first nine months of 2000. Shagawa Resort, Inc. conducted a final physical inventory on April 30, 2000.

The breakdown of inventories is as follows:

                                              9/30/00               9/30/99
                                          -----------           -----------
Finished Goods (Note 4)                   $ 1,029,000           $ 1,890,000
Work In Process                               153,000               171,000
Raw Materials                               1,207,000             1,115,000
Shagawa Resort, Inc.                                -                36,000
                                          -----------           -----------
Total Inventories                         $ 2,389,000           $ 3,212,000
                                          ===========           ===========

Note 4. BACKLOG OF ORDERS

The Company's order backlog consists of completed units awaiting delivery, current production and orders scheduled for future production. As of September 30, 2000 and September 30, 1999, the Company's backlog of committed orders was approximately $3,577,000 and $3,529,000 respectively. As of December 25, 1999, the Company's backlog of orders was $1,645,000. The September 30, 1999 backlog included an order for 17 single-family units for a Native American Community in Central Minnesota which was delivered and set during the fourth quarter of 1999. During periods of excess plant capacity, the Company supplements its production through the building of inventory units. As of September 30, 2000, the Company had 8 inventory and 17 finished units available for immediate sale as compared with 16 inventory and 37 finished units at September 30, 1999. All inventory units have been excluded from the backlog values. The Company does not have any multi-family/commercial projects under contract as of September 30, 2000. The Company has recently introduced several marketing programs to assist Builder/Dealers in securing new orders during the remainder of 2000.

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

Note 6. PREPAID EXPENSES

                                                     9/30/00           9/30/99
                                                  -----------       -----------
Advertising                                       $    21,000       $     2,000
Insurance                                              55,000            52,000
Equipment, Supplies Inventory-Shagawa Resort, Inc.       -               12,000
Other                                                   4,000            58,000
                                                  $    80,000       $   124,000
                                                  ===========       ===========


Note 7. PROPERTY AND EQUIPMENT

                                                     9/30/00           9/30/99
                                                  -------------     ------------
Dynamic Homes, Inc.
  Land and Improvements                           $     266,000     $   266,000
  Buildings                                           1,456,000       1,444,000
  Machinery and Equipment                             2,223,000       1,987,000
  Construction in Process                               139,000         103,000
Shagawa Resort, Inc.
  Land and Improvements                                   -             343,000
  Buildings                                               -           2,127,000
  Machinery and Equipment                                 -             720,000
  Construction in Process                                 -               -
                                                  -------------     ------------
                                                      4,084,000       6,990,000

Less: Accumulated Depreciation-Dynamic Homes, Inc.   (2,204,000)     (1,910,000)
     Accumulated Depreciation-Shagawa Resort, Inc.      -              (520,000)
                                                  -------------     ------------
                                                  $   1,880,000     $ 4,560,000
                                                  =============     ===========

Note 8.  LONG-TERM DEBT


                                                     9/30/00           9/30/99
                                                  -------------     ------------
Long-term debt consists of:
Detroit Lakes-Plant Expansion                     $     759,000     $   837,000
Leasing-Capitalized Cranes, Trailers & Equipment        322,000         446,000
Term Mortgage Agreement covering Shagawa
Resort Project (Note 10)                                  -           1,743,000
Other Notes and Contracts Payable                        40,000          53,000
                                                  -------------     ------------
                                                      1,121,000       3,079,000
Less: Current Maturities                               (222,000)       (257,000)
                                                  -------------     ------------
                                                  $     899,000     $ 2,822,000
                                                  =============     ===========

Note 9.  OTHER ASSETS - NET


                                                     9/30/00           9/30/99
                                                  -------------     ------------
Dynamic Homes, Inc.
-Deferred Maintenance Expense                     $      4,000      $     5,000
-Prepaid Debt Expense                                    8,000           13,000
-Deposits                                                7,000           19,000
Shagawa Resort, Inc.
-Goodwill                                                -              102,000
-Prepaid Legal/Debt Expense                              -              168,000
-Asset Replacement Escrow                                -              103,000
-Other                                                   -                8,000
                                                  -------------     ------------
                                                  $     19,000        $ 418,000
                                                  =============     ============
Included in other assets are costs associated with obtaining financing which are being amortized on the straight-line basis over the life of the loans. Also included are costs associated with goodwill and a mortgage asset replacement convenant related to the September 30, 1999 ownership of Shagawa Resort, Inc.


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


Note 11. - Sales

                             2000                         1999
                             ----                         ----
                  3 months       9 months       3 months       9 months
                ------------   ------------   ------------   ------------
Single-family   $  3,418,000   $  7,480,000   $  4,283,000   $  7,697,000
Multi-family         488,000        706,000         -0-           670,000
Transportation       223,000        475,000        237,000        501,000
Other                115,000        316,000        115,000        332,000
                ------------   ------------   ------------   ------------
                $  4,244,000   $  8,977,000   $  4,635,000   $  9,200,000
                ============   ============   ============   ============


Note 12 - Cost of Sales


                             2000                         1999
                             ----                         ----
                  3 months       9 months       3 months       9 months
                ------------   ------------   ------------   ------------

Materials       $  2,166,000   $  4,706,000   $  2,446,000   $  4,998,000
Labor                379,000        825,000        387,000        808,000
Overhead             561,000      1,203,000        512,000      1,134,000
Transportation       287,000        734,000        261,000        707,000
                ------------   ------------   ------------   ------------
                $  3,393,000   $  7,468,000   $  3,606,000   $  7,647,000
                ============   ============   ============   ============

Note 13- Operating Expenses

                             2000                         1999
                             ----                         ----
                  3 months       9 months       3 months       9 months
                ------------   ------------   ------------   ------------
Marketing       $    137,000   $    293,000   $    168,000   $    385,000
Administration       293,000        771,000        251,000        700,000
                ------------   ------------   ------------   ------------
                $    430,000   $  1,064,000   $    419,000   $  1,085,000
                ============   ============   ============   ============





















(Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                             Results of Operations
                     Three months ended September 30, 2000
                     -------------------------------------

NET SALES:

As a result of the sale of the assets of the hospitality sector (Shagawa Resort, Inc.) on May 1, 2000, the Company's revenue and operating results encompass only the manufacturing sector (Dynamic Homes, Inc.).

The Company's revenue from the manufacturing sector for the three months ended September 30, 2000 was $4,244,000. This represents a decrease of $391,000 or 8 percent from the $4,635,000 reported during the same period of 1999. Single-family revenue decreased $865,000 from $4,283,000 during 1999 to $3,418,000. In contrast, multi-family revenue was $488,000 during fiscal 2000 versus the absence of any multi-family revenue during 1999. The majority of the third quarter multi-family revenue relates to the completion of a 10 unit family living center. Transportation and other (retail) revenue was similar for each period at $338,000 for year 2000 and $352,000 during 1999. Unit activity for single-family housing is again showing signs of the traditional seasonal slowdown. In response, the Company implemented several promotional marketing programs to stimulate winter production.

COST OF SALES:

Dynamic Homes realized a gross profit of $851,000 during the third quarter of 2000. The same period of 1999 produced a gross profit of $1,029,000 or $178,000 higher than the current year. The gross profit percentage for 2000 is 20.0 percent versus 22.2 percent for 1999. Promotional discounts affected each of the quarters, however promotional discounts realized during the third quarter of 2000 were 1.2 percent of net sales greater than the prior year period. The Company also experienced a higher level of unfavorable production variances during the third quarter of 2000 due to the under utilization of available production capacity. However, better than anticipated material acquisition costs helped offset the affects of discounts and production variances. Transportation related expenses increased by $26,000 from $261,000 during 1999 to $287,000 for the current year. The increase during 2000 is a combination of increased depreciation on equipment additions and crane services associated with the setting of larger units and travel distance.

OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include marketing and administration, increased by $11,000 from $419,000 during 1999 to $430,000 for 2000. Overall, operating expenses for years 2000 and 1999 approximated 10 and 9 percent of net sales, respectively. Marketing related expenses for year 2000 decreased by $31,000, while administration expenses increased $42,000. The reduction in marketing expenses reflects a decrease in the placement of media advertising, rescheduling of the Builder/Dealer meeting and the consolidation of several marketing activities. Administration expense for the third quarter of 2000 totaled $293,000 or $42,000 more than the $251,000 reported during 1999. The increase in current year administration expenses is associated with technical consulting services supporting the implementation of a new management information system and legal and consulting services associated with the exploration of various merger/acquisition alternatives surrounding an acquisition letter of intent and the eventual agreement and Plan of Merger which was finalized on September 25, 2000. It is anticipated that similar expense levels for these professional services will continue during the fourth quarter of 2000.

OPERATING INCOME (LOSS):

The operating cycle for the third quarter of 2000 resulted in operating income of $421,000. During 1999, the higher revenue base produced an operating income of $610,000. Corresponding operating income levels are 9.9 percent for year 2000 and 13.2 percent for 1999. The lower operating income percentage during 2000 reflects the combination of a lower gross profit and higher operating expenses.

NET NON-OPERATING INCOME AND EXPENSE:

The net non-operating cycle for the third quarter of 2000 resulted in an operating income of $1,000 versus operating expense of $16,000 for 1999. Interest expense, primarily related to long-term financing, decreased from $34,000 during 1999 to $26,000 for fiscal 2000. Other income increased from $18,000 during 1999 to $27,000 for the current year. The majority of the current year income is attributed to the Company's improved cash position.

FEDERAL AND STATE INCOME TAXES:

During the third quarters of both 2000 and 1999, the Company recorded estimated income tax obligations of $169,000 and $237,000, respectively. Income tax obligations and benefits are estimated at the normal statutory rates.

NET INCOME:

The net income from continuing operations (manufacturing facility) for the third quarter of 2000 was $253,000. Net income from continuing operations for 1999 totaled $357,000. Both basic and diluted earnings per common share outstanding from continuing operations resulted in net income levels of $0.11 per share during 2000 and $0.16 per share for 1999. Considerations for unexercised stock options were recognized as diluted shares outstanding for each of the periods.

DISCONTINUED OPERATIONS:

Shagawa Resort, Inc. did not recognize any revenue during the third quarter of 2000. During the 1999 period, third quarter revenue was $798,000 and resulted in a gross profit of $440,000. During the 1999 period, Shagawa Resort incurred operating expenses of $258,000, net interest expense of $35,000 and a before tax income of $147,000. Net income after taxes was $88,000 or $0.04 per share. During the third quarter of 2000, Shagawa Resort reported a $2,000 reduction in operating expenses associated with an insurance refund.











(Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                             Results of Operations
                 Nine months ended September 30, 2000 and 1999
                 ---------------------------------------------

NET SALES:

As a result of the sale of the assets of the hospitality sector (Shagawa Resort, Inc.) on May 1, 2000, the Company's revenue and operating results encompass only the manufacturing sector (Dynamic Homes, Inc.).

The Company's revenue from the manufacturing sector for the nine-month period ending September 30, 2000 was $8,977,000. During the nine-month period ending September 30, 1999, the Company reported revenues of $9,200,000 or $233,000 more than the 2000 total. Single-family revenue decreased by $217,000 from $7,697,000 during 1999 to $7,480,000 for year 2000. However, the decrease in single-family activity was partially offset by a $36,000 increase in multi-family/commercial activity. Multi-family/Commercial revenue for the current year totaled $706,000 versus $670,000 for 1999. Volume based transportation and other (retail) revenue for year 2000 was $791,000 or $42,000 less than the $833,000 reported during 1999. Due to the reduction in available inventory units and the uneven receipt of new orders during year 2000, both the number of units produced and set decreased from the prior year level.

COST OF SALES:

Dynamic Homes, Inc. gross profit for the nine-month period ending September 30, 2000 was $1,509,000. During 1999, the gross profit for the period was $1,553,000. The gross profit percentage for the first nine months of each year were similar at 16.8 percent for year 2000 and 16.9 percent for 1999. The Company benefited from favorable raw material costs throughout the latter stages of 2000 which neutralized a higher level of unfavorable variances resulting from the under utilization of plant production capacity.

OPERATING EXPENSES:

Dynamic Homes, Inc. operating expenses, which include marketing and administration, decreased by $21,000 from the 1999 level of $1,085,000 to $1,064,000 for the current year. Overall operating expenses remained constant at approximately 11.8 percent of net sales for each period. During the first nine months of 2000, marketing related expenses decreased by $92,000 from $385,000 for 1999 to $293,000 for 2000. The expense reduction is primarily attributed to a reduction in media placement costs, the consolidation of marketing activities and rescheduling of the Builder/Dealer meeting. In contrast, administration related expenses for the first nine-months of 2000 total $771,000 or $71,000 greater than the $700,000 incurred during 1999. The major expense increases relate to professional services associated with the implementation and updating of the Company's administrative technology and the solicitation, evaluation and acceptance of a letter of intent by a group of investors in acquiring ownership of the Company.

OPERATING INCOME

The operating cycle for the first nine months of 2000 resulted in an operating income of $445,000 or $23,000 less than the $468,000 reported during 1999. Operating income as a percent of net sales was 5.0 percent for year 2000 and 5.1 percent for 1999.

NET NON-OPERATING INCOME AND EXPENSE:

Net non-operating expense was $20,000 or $42,000 less than the $62,000 reported during 1999. Interest costs associated with capital leases and long and short term financing totaled $84,000 during year 2000 and $104,000 for the 1999 period. Other income of $64,000 during the current year and $42,000 for 1999 consists mainly of interest income and gains from the sale of capital assets.

FEDERAL AND STATE INCOME TAXES:

The Company recorded an income tax provision of $170,000 for the first nine months of year 2000. During the corresponding period of 1999, the Company recorded an income tax provision of $162,000. Income tax benefits and obligations are estimated at the normal statutory rate.

NET INCOME (LOSS):

The current year's continuing operations resulted in a reportable income of $255,000, which represents a modest increase from the $244,000 reported during 1999. Basic and diluted earnings per common share outstanding were $0.11 per share for each of the periods. Considerations for unexercised stock options were recognized as diluted common shares outstanding for each of the periods.

DISCONTINUED OPERATIONS:

The Shagawa Resort facility was sold on May 1, 2000. Consequently, the activities reported represent the operational results for only the first four months of year 2000. Shagawa Resort realized revenues of $530,000 during the shortened 2000 year period as compared with $1,646,000 during the nine month operating cycle for 1999.

Shagawa Resort, Inc. recorded a gross profit of $188,000 during the current period and $767,000 for 1999. The resort incurred operating expenses of $348,000 for year 2000 and $706,000 during 1999. Interest expenses totaled $46,000 for the current year and $104,000 during 1999. Shagawa Resort incurred a net after tax loss of $26,000 or $0.01 per share during 1999 and a net after tax loss of $123,000 or $0.06 per share for the current period (reference Note 2).










(Balance of page left intentionally blank.)

                      DYNAMIC HOMES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              Financial Condition
                            As of September 30, 2000
                            ------------------------

The Company's working capital at September 30, 2000 was a positive $4,174,000 as compared to positive working capital positions of $3,244,000 at September 30, 1999 and $3,344,000 at December 25, 1999. The current ratio for September 30, 2000 is 4.1 to 1.0 as compared with 2.6 to1.0 at September 30, 1999 and 3.3 to
1.0 at December 25, 1999. The working capital position at September 30, 2000 recognizes the sale of the assets of Shagawa Resort, Inc. on May 1, 2000.

During the first nine months of 2000, cash outflows were required for the build-up of inventory, acquisition of capital assets, reductions to current payables and pay-downs on long-term debt. Cash flows to support the referenced activities were primarily provided by utilizing the Company's year-end cash position, receivable collections, non-cash related depreciation and amortization, proceeds from the sale of Shagawa Resort, Inc., internally generated income and tax deferrals.

Long-term debt and capital leases, net of current maturities, decreased from $2,752,000 at December 25, 1999 to $899,000 at September 30, 2000. On September 30, 1999, long-term debt and capital leases, net of current maturities was $2,822,000. The major component contributing to the decrease in long-term debt relates to the pay-off of a long-term mortgage loan associated with the May 1, 2000 sale of the Shagawa Resort property. The remaining long-term debt consists of six capitalized lease obligations secured by transportation vehicles, material handling and computer equipment, a restructured long-term financing arrangement secured by a real estate mortgage related to a prior year plant expansion and a contract for deed covering the purchases of adjacent land and warehouse. Debt retirement associated with the plant expansion and equipment leases varies in maturity from three to fifteen years, dependent on the funding source (reference Note 8).

The ratio of long-term debt to stockholders' equity changed from .53 to 1.0 at September 30, 1999, to .50 to 1.0 at December 25, 1999. Due to the retirement of debt associated with the May 1 sale of Shagawa Resort, Inc. and current year earnings, the ratio of long-term debt to stockholders' equity improved to .18 to
1.0 at September 30, 2000. Stockholders' equity, net of treasury stock, increased from $5,324,000 at September 30, 1999 to $5,454,000 at December 25, 1999. Due to the loss associated with the disposal of Shagawa Resort, Inc., stockholders' equity decreased to $5,070,000 at September 30, 2000.

On May 1, 2000, Dynamic Homes, Inc. closed on the sale of assets of Shagawa Resort, Inc. to Grand Ely Lodge, LLC. The selling price was $2,300,000 plus the assumption of various obligations of the resort which operated and will continue to operate under the license of a Holiday Inn Sunspree Resort. The disposal of the assets of Shagawa Resort, Inc. resulted in a net after tax loss of $516,000. Dynamic Homes, Inc. recorded a loss on the sale of the subsidiary due to a write off of an inter-company receivable and Shagawa Resort, Inc. recorded a gain on the sale of its assets due to the forgiveness of inter-company debt.

Dynamic Homes, Inc. has available a line of credit which is collateralized by inventories and receivables. The credit available is based upon specified percentages of inventory and receivables. On May 2, 2000, the Company renewed its credit line for a period of one year and without any compensating balance requirements. The credit line has a maximum available borrowing of $1,500,000 at an interest rate equal to the bank's prime rate. As of September 30, 2000, the Company did not have any borrowings outstanding against the available credit line.

On September 25, 2000, Dynamic Homes announced that it had entered into an Agreement and Plan of Merger with Dynamic Homes, LLC and its wholly-owned subsidiary. Dynamic Acquisition, Inc. The merger is pursuant to a letter of intent dated June 21, 2000 and announced in a press release on that date. Dynamic Homes, LLC will pay $2.55 in cash for each share of Dynamic Homes, Inc. stock outstanding as of the closing date. Consummation of the merger is subject to a number of conditions, including the approval of the Agreement and Plan of Merger by the stockholders of Dynamic Homes, Inc. and certain other customary conditions. Dynamic Homes, Inc. anticipates that a special meeting of its stockholders to consider and approve the Agreement and Plan of Merger will be held during the first weeks of December with the closing to be held shortly thereafter. Dynamic Homes, Inc. has submitted to the Securities and Exchange Commission a proxy statement relating to the special meeting of stockholders.

The Company's management anticipates that the normal operating cycle and cash position will be sufficient to provide adequate funds to support the Company's ongoing operations during the remainder of fiscal year 2000 and early stages of 2001.

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

                                    PART II.

Items 1, 2, 3, 4 and 5 are omitted as each is not applicable or the answer to the item is negative.

Item 6. Exhibits and Reports on Form 8 - K:

On September 26, 2000, a report on Form 8-K was filed announcing the Company had entered into an Agreement and Plan of Merger with Dynamic Homes, LLC and its wholly-owned subsidiary, Dynamic Acquisition, Inc. The merger is pursuant to a letter of intent dated June 21, 2000 and reported on Form 8-K dated June 22, 2000.












    (Balance of page left intentionally blank.)

                                   SIGNATURE
                                   ---------




Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 10, 2000                          Dynamic Homes, Inc.
        -----------------                          -----------------------------
                                                   (Registrant)


                                                   -----------------------------
                                                   Eldon Matz
                                                   Controller