Form 10-K/A
period 1999-12-31
DYNAMIC HOMES INC
filed 2000-11-20
CIK 225278

FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                              (See following page)

                 Total number pages, including cover page - __

                      Documents Incorporated by Reference
                      -----------------------------------

Parts I, II, III, and IV of the Company's Annual Report to Shareholders for the year ended December 25, 1999, except as amended herein.

EXPLANATORY NOTE
The Company filed a preliminary proxy statement (the "Proxy") pursuant to
Section 14(a) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission on October 6, 2000. The Proxy incorporated the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999 by reference. In connection with the SEC's review of the Proxy, several comments were raised by the Staff relative to certain financial disclosures in the Company's Form 10-K. In response to the SEC's comments, the Company, in consultation with the Company's accountants, has determined to restate its financial statements for the fiscal year ended December 25, 1999. This Amendment includes these restated financial statements, together with the report thereon of EideBailly LLP dated November 16, 2000.

The restatements relate solely to the SEC's accounting comments regarding restatement of financial statements for all periods presented prior to the measurement date in accordance with APB 30. The restatements are necessary due to the sale of the Company's wholly-owned subsidiary, Shagawa Resort, Inc. and accordingly, to restate Shagawa Resort, Inc.'s operations as discontinued operations.

The item(s) amended are as follows:

Part II, Item 6  Selected Financial Data
Part II, Item 8  Financial Statements and Supplementary Data
Part IV, Item 14 Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K



                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

                                     Dec 25,          Dec 26,         Dec. 27,         Dec. 28,        Dec. 30,
YEARS ENDED                             1999             1998             1997             1996            1995
----------------------------------------------------------------------------------------------------------------
Net sales                       $ 13,158,900     $ 11,969,000     $ 11,236,600     $ 12,172,200    $ 10,849,000
Gross profit                       2,389,000        2,412,500        2,183,900        2,965,300       2,351,500
Operating expenses                 1,644,700        1,458,300        1,340,900        1,365,000       1,041,100
Operating income                     744,300          954,200          843,000        1,600,300       1,310,400
Net loss from operations of
discontinued subsidiary              (84,100)        (115,300)        (131,900)              --              --
Net income (See page 14)             347,900          374,300          329,100          908,100         809,100
Basic net income per
     common share               $        .16     $        .17     $        .15     $        .41    $        .37
Diluted net income per
     common share               $        .16     $        .17     $        .15     $        .41    $        .37

AT YEAR END
----------------------------------------------------------------------------------------------------------------
Working capital                 $  3,344,700     $  3,035,400     $  2,630,200     $  1,895,800    $  1,746,700
Total assets                       9,784,000        9,425,200        8,881,500        7,619,900       5,833,200
Long-term debt, Net                2,752,300        2,852,500        2,951,400        2,077,400       1,066,300
Stockholders' equity               5,454,400        5,106,500        4,732,200        4,403,100       3,479,300
Weighted average number
common shares outstanding          2,241,000        2,241,000        2,241,000        2,223,000       2,209,000

STATISTICAL HIGHLIGHTS
----------------------------------------------------------------------------------------------------------------
Single-family unit sales                 224              206              201              219             192
Average square feet per
    single-family unit                 1,310            1,332            1,330            1,277           1,225
Total sq. feet of production         302,381          331,882          279,878          315,182         308,400

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated Financial Statements of the Company, and its subsidiaries, together with the reports of the independent auditors thereon, are presented on pages: 3 through 20 hereof as set forth below:

                                                                        Page No.
INDEPENDENT AUDITOR'S REPORT                                            3

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets                                        4
     Consolidated Statements of Operations                              5
     Consolidated Statements of Stockholders' Equity                    6
     Consolidated Statements of Cash Flows                              7
     Notes to Financial Statements                                      9

                          INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------


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




Fargo, North Dakota
February 11, 2000, except for Note 18
  as to which the date is November 16, 2000

DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 25, 1999 AND DECEMBER 26, 1998
--------------------------------------------------------------------------------

                                                          1999             1998
                                                      ------------     ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                        $    931,600     $    312,300
     Receivables
         Trade, less allowance for doubtful
             accounts 1999 $12,300; 1998 $60,000         1,796,900        1,491,500
         Refundable income taxes                            14,400               --
         Other                                               3,600           33,500
     Inventories                                         1,875,200        2,367,200
     Prepaid expenses                                       69,300           78,100
     Deferred income taxes                                 127,000          143,000
                                                      ------------     ------------

             Total current assets                        4,818,000        4,425,600


OTHER ASSETS, net of accumulated amortization              408,600          421,300


PROPERTY AND EQUIPMENT, net of accumulated
     depreciation                                        4,557,400        4,578,300
                                                      ------------     ------------

                                                      $  9,784,000     $  9,425,200
                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt             $    268,100     $    196,900
     Accounts payable                                      346,800          350,000
     Customer deposits                                     127,000          199,500
     Accrued expenses                                      731,400          638,900
     Income taxes payable                                       --            4,900
                                                      ------------     ------------

             Total current liabilities                   1,473,300        1,390,200
                                                      ------------     ------------

LONG-TERM DEBT, less current maturities                  2,752,300        2,852,500
                                                      ------------     ------------

DEFERRED INCOME TAXES                                      104,000           76,000
                                                      ------------     ------------

STOCKHOLDERS' EQUITY
     Common stock, par value $.10 per share
         Authorized, 5,000,000 shares
         Issued, 2,284,000 shares in 1999 and 1998         228,400          228,400
     Additional paid-in capital                            147,100          147,100
     Retained earnings                                   5,223,000        4,875,100
                                                      ------------     ------------
                                                         5,598,500        5,250,600
     Less treasury stock, at cost (43,080 shares)         (144,100)        (144,100)
                                                      ------------     ------------
                                                         5,454,400        5,106,500
                                                      ------------     ------------

                                                      $  9,784,000     $  9,425,200
                                                      ============     ============


See Notes to Consolidated Financial Statements                                 4

DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998, AND DECEMBER 27, 1997
--------------------------------------------------------------------------------

                                                                1999             1998             1997
                                                            ------------     ------------     ------------
SALES                                                       $ 13,158,900     $ 11,969,000     $ 11,236,600

COST OF SALES                                                 10,769,900        9,556,500        9,052,700
                                                            ------------     ------------     ------------

GROSS PROFIT                                                   2,389,000        2,412,500        2,183,900

OPERATING EXPENSES                                             1,644,700        1,458,300        1,340,900
                                                            ------------     ------------     ------------

INCOME FROM OPERATIONS                                           744,300          954,200          843,000

OTHER INCOME (EXPENSES)
     Interest expense                                           (125,500)        (121,900)         (89,400)
     Interest income and service charges                          39,700           47,100           28,900
     Gain (loss) on sale of equipment                              8,000           19,400           (8,700)
     Other, net                                                   63,500           29,300            2,200
                                                            ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                                       730,000          928,100          776,000

INCOME TAXES                                                     298,000          344,900          315,000
                                                            ------------     ------------     ------------

INCOME FROM CONTINUING OPERATIONS                                432,000          583,200          461,000

DISCONTINUED OPERATIONS
     Loss from operations of discontinued subsidiary,
         Shagawa Resort, Inc., net of income tax benefit         (84,100)        (115,300)        (131,900)
     Cumulative effect of accounting change, net of
         income tax                                                   --          (93,600)              --
                                                            ------------     ------------     ------------

NET INCOME                                                  $    347,900     $    374,300     $    329,100
                                                            ============     ============     ============

BASIC INCOME PER COMMON SHARE
     Income from continuing operations                      $       0.19     $       0.26     $       0.21
     Discontinued operations:
         Loss from operations of discontinued subsidiary           (0.03)           (0.05)           (0.06)
         Cumulative effect of accounting change                       --            (0.04)              --
                                                            ------------     ------------     ------------

     Net income                                             $       0.16     $       0.17     $       0.15
                                                            ============     ============     ============

DILUTED INCOME PER COMMON SHARE
     Income from continuing operations                      $       0.19     $       0.26     $       0.21
     Discontinued operations:
         Loss from operations of discontinued subsidiary           (0.03)           (0.05)           (0.06)
         Cumulative effect of accounting change                       --            (0.04)              --
                                                            ------------     ------------     ------------

     Net income                                             $       0.16     $       0.17     $       0.15
                                                            ============     ============     ============

PRO FORMA AMOUNTS ASSUMING RETROACTIVE
      APPLICATION OF ACCOUNTING CHANGE
         Net income                                                          $    523,900     $    370,100
         Basic income per common share                                               0.23             0.17
         Diluted income per common share                                             0.23             0.17
                                                                             ============     ============


See Notes to Consolidated Financial Statements                                 5

DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998, AND DECEMBER 27, 1997

--------------------------------------------------------------------------------

                                      Common Stock             Additional
                              ----------------------------       Paid-in        Retained       Treasury
                                 Shares          Amount          Capital        Earnings         Stock            Total
                              ------------    ------------    ------------    ------------    ------------     ------------
BALANCE, DECEMBER 28, 1996       2,284,000    $    228,400    $    147,100    $  4,171,700    $   (144,100)    $  4,403,100
     Net income                         --              --              --         329,100              --          329,100
                              ------------    ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 27, 1997       2,284,000         228,400         147,100       4,500,800        (144,100)       4,732,200
     Net income                         --              --              --         374,300              --          374,300
                              ------------    ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 26, 1998       2,284,000         228,400         147,100       4,875,100        (144,100)       5,106,500
     Net income                         --              --              --         347,900              --          347,900
                              ------------    ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 25, 1999       2,284,000    $    228,400    $    147,100    $  5,223,000    $   (144,100)    $  5,454,400
                              ============    ============    ============    ============    ============     ============


See Notes to Consolidated Financial Statements                                 6

DYNAMIC HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998, AND DECEMBER 27, 1997
--------------------------------------------------------------------------------

                                                           1999             1998             1997
                                                       ------------     ------------     ------------
OPERATING ACTIVITIES
     Net income                                        $    347,900     $    374,300     $    329,100
     Charges and credits to net income
         not affecting cash
             Depreciation                                   466,200          430,100          376,400
             Amortization                                    30,300           22,900           59,400
             (Gain) loss on sale of equipment                (8,000)         (19,400)           8,700
             Deferred income taxes                           44,000          (48,000)          42,000
             Cumulative effect of accounting change              --          149,600               --
     Changes in assets and liabilities
         Receivables                                       (275,500)        (778,700)         (60,500)
         Inventories                                        492,000         (878,900)         107,000
         Prepaid expenses                                     8,800          (30,700)         (18,200)
         Accounts payable                                    (3,200)          89,000           44,900
         Customer deposits                                  (72,500)          22,400         (148,700)
         Accrued expenses                                    92,500          113,300           69,200
         Income taxes                                       (19,300)          42,500            4,200
                                                       ------------     ------------     ------------

NET CASH FROM (USED FOR) OPERATING
     ACTIVITIES                                           1,103,200         (511,600)         813,500
                                                       ------------     ------------     ------------

INVESTING ACTIVITIES
     Proceeds from sale of equipment                          8,000           34,100           13,000
     Payments for other assets                              (17,600)         (64,100)        (187,200)
     Purchase of property and equipment                    (445,300)        (353,500)        (653,500)
                                                       ------------     ------------     ------------

NET CASH USED FOR INVESTING ACTIVITIES                     (454,900)        (383,500)        (827,700)
                                                       ------------     ------------     ------------

FINANCING ACTIVITIES
     Principal payments on long-term debt                  (222,000)        (171,700)        (210,400)
     Proceeds from long-term debt borrowings                193,000           49,600        1,000,000
                                                       ------------     ------------     ------------

NET CASH FROM (USED FOR) FINANCING
     ACTIVITIES                                             (29,000)        (122,100)         789,600
                                                       ------------     ------------     ------------

NET CHANGE IN CASH AND CASH
     EQUIVALENTS                                            619,300       (1,017,200)         775,400

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                      312,300        1,329,500          554,100
                                                       ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT
     END OF YEAR                                       $    931,600     $    312,300     $  1,329,500
                                                       ============     ============     ============


(continued on next page)                                                       7

CONSOLIDATED STATEMENTS OF CASH FLOWS- PAGE - 2
--------------------------------------------------------------------------------

                                                                   1999             1998            1997
                                                               ------------     ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
         Cash payments for
             Income taxes, net of refunds                      $    217,300     $    217,500    $    180,800
             Interest                                               267,800          254,700         232,000
                                                               ============     ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

         Capital lease obligation incurred
             for use of new equipment                                           $     65,900    $     69,000
                                                                                ============    ============

         Contract for deed incurred for purchase of land                                        $     62,500
                                                                                                ============

         Purchase of assets, net of liabilities assumed, of
             Holiday Inn Sunspree Resort:
                 Fair value of assets acquired                                                  $    156,900
                 Liabilities assumed                                                                (104,300)
                                                                                                ------------

                 Cash paid                                                                      $     52,600
                                                                                                ============


See Notes to Consolidated Financial Statements                                 8

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

INVENTORIES

Inventories are stated at the lower of cost (standard cost, which approximates average cost) or market. Cost of work in process and finished goods inventories includes materials, labor and factory overhead.

REVENUE RECOGNITION

Sales of Dynamic Homes, Inc. are recognized and recorded upon delivery of the finished product. Sales of Shagawa Resort, Inc. are recognized and recorded upon delivery of service.


(continued on next page)                                                       9

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


(continued on next page)                                                      10

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

NOTE 2 - INVENTORIES

                                                       1999            1998
                                                   ------------    ------------

     Raw materials                                 $    853,500    $    832,000
     Work in process                                    135,100         155,600
     Finished goods                                     886,600       1,379,600
                                                   ------------    ------------

                                                   $  1,875,200    $  2,367,200
                                                   ============    ============


(continued on next page)                                                      11

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - OTHER ASSETS

                                                     1999              1998
                                                 ------------     ------------

     Capitalized debt expense                    $    221,700     $    218,900
     Goodwill                                         119,400          119,400
     Replacement reserve account                      104,000          100,800
     Other                                             43,700           22,400
                                                 ------------     ------------
                                                      488,800          461,500
     Less accumulated amortization                    (80,200)         (40,200)
                                                 ------------     ------------

                                                 $    408,600     $    421,300
                                                 ============     ============


     NOTE 4 - PROPERTY AND EQUIPMENT

                                                     1999             1998
                                                 ------------     ------------

     Land and improvements                       $    426,100     $    401,500
     Buildings                                      3,756,800        3,700,100
     Machinery and equipment                        2,932,900        2,660,200
                                                 ------------     ------------
                                                    7,115,800        6,761,800
     Less accumulated depreciation                 (2,558,400)      (2,183,500)
                                                 ------------     ------------

                                                 $  4,557,400     $  4,578,300
                                                 ============     ============


NOTE 5 - LEASES

The Company leases equipment under long-term capital lease agreements. The lease agreements provide for varying monthly payments through July 2003.

                                                     1999             1998
                                                 ------------     ------------
     Capitalized leased assets consist of:

     Equipment                                   $    393,100     $    393,100
     Less accumulated amortization                   (165,800)        (109,700)
                                                 ------------     ------------

                                                 $    227,300     $    283,400
                                                 ============     ============


(continued on next page)                                                      12

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Minimum lease payments for the capital leases in future years are as follows:

     Years Ending December
     -----------------------

         2000                                           $     80,500
         2001                                                142,300
         2002                                                 41,900
         2003                                                 22,700
                                                        ------------
         Total minimum lease payments                        287,400
             Less interest                                   (48,600)
                                                        ------------

         Present value of minimum lease
             payments - Note 6                          $    238,800
                                                        ============


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

Long-term debt consists of:

                                                          1999         1998
                                                      -----------   -----------
Variable rate note payable (8.75% at December
     25, 1999), due in monthly installments of
     $8,200, including interest, to September
     2006, when the remaining balance is due,
     secured by substantially all assets of
     Shagawa Resort, Inc.                             $   861,900   $   882,900

7.32% note payable, due in monthly installments
     of $7,556, including interest, until August
     2016, secured by substantially all assets of
     Shagawa Resort, Inc., and a partial guarantee
     of the Small Business Administration                 869,500       895,500

8.25% note payable, due in monthly installments
     of $6,000, including interest, to March 2002,
     at which time the balance is due, secured by
     real estate and equipment                            551,100       576,500

Capitalized lease obligations, secured by leased
     assets - Note 5                                      238,800       291,800


(continued on next page)                                                      13

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
                                                      ===========   ===========

Long-term debt maturities are as follows:

     Years Ending December
     -----------------------

         2000                                         $   268,100
         2001                                             332,100
         2002                                             802,200
         2003                                             110,200
         2004                                              72,800
         Thereafter                                     1,435,000
                                                      -----------

                                                      $ 3,020,400
                                                      ===========


(continued on next page)                                                      14

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

NOTE 8 - ACCRUED EXPENSES

                                                      1999            1998
                                                  ------------    ------------

     Salaries, wages and vacations                $    259,700    $    259,500
     Taxes, other than income taxes                    125,300          97,300
     Warranty                                           75,700          72,300
     Other                                             270,700         209,800
                                                  ------------    ------------

                                                  $    731,400    $    638,900
                                                  ============    ============


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


NOTE 10 - SALES

                                         1999           1998           1997
                                     ------------   ------------   ------------

     Dynamic Homes, Inc.
          Single-family              $ 10,904,300   $  9,924,800   $  9,681,600
          Multi-family/commercial       1,109,000        989,300        617,300
          Transportation                  703,200        645,000        568,400
          Other                           442,400        409,900        369,300
                                     ------------   ------------   ------------
                                       13,158,900     11,969,000     11,236,600
     Shagawa Resort, Inc.,
          discontinued subsidiary       2,050,700      1,936,300      1,622,400
                                     ------------   ------------   ------------

                                     $ 15,209,600   $ 13,905,300   $ 12,859,000
                                     ============   ============   ============


(continued on next page)                                                      15

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - COST OF SALES

                                         1999           1998            1997
                                     ------------   ------------   ------------

     Dynamic Homes, Inc.
          Single-family              $  7,076,000   $  6,261,600   $  5,965,000
          Multi-family/commercial       1,088,100      1,073,300      1,001,600
          Transportation                1,643,400      1,358,500      1,336,200
          Other                           962,400        863,100        749,900
                                     ------------   ------------   ------------
                                       10,769,900      9,556,500      9,052,700
     Shagawa Resort, Inc.,
          discontinued subsidiary       1,128,400      1,098,100        951,900
                                     ------------   ------------   ------------

                                     $ 11,898,300   $ 10,654,600   $ 10,004,600
                                     ============   ============   ============


NOTE 12 - OPERATING EXPENSES

                                         1999           1998            1997
                                     ------------   ------------   ------------

     Dynamic Homes, Inc.
          Marketing                  $    619,300   $    534,900   $    462,300
          Administration                1,025,400        923,400        878,600
                                     ------------   ------------   ------------
                                        1,644,700      1,458,300      1,340,900
                                     ------------   ------------   ------------
     Shagawa Resort, Inc.
          Marketing                        77,400         68,000         75,100
          Administration                  846,200        817,700        724,000
                                     ------------   ------------   ------------
                                          923,600        885,700        799,100
                                     ------------   ------------   ------------

                                     $  2,568,300   $  2,344,000   $  2,140,000
                                     ============   ============   ============


NOTE 13 - INCOME TAXES

Net deferred tax assets and liabilities consist of the following components as of December 25, 1999 and December 26, 1998:

                                                        1999           1998
                                                    ------------   ------------

     Deferred tax assets
          Receivable allowances                     $      5,000   $     24,000
          Book/tax inventory adjustment                   26,000         30,000
          Intangible and other assets                     32,000         53,000
          Accrued expenses                                96,000         89,000
                                                    ------------   ------------

                                                    $    159,000   $    196,000
                                                    ============   ============

     Deferred tax liabilities
          Property and equipment                    $    136,000   $    129,000
                                                    ============   ============


(continued on next page)                                                      16

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The deferred tax amounts described above have been included in the accompanying balance sheets as of December 25, 1999 and December 26, 1998:

                                                                       1999            1998
                                                                   ------------    ------------
     Current assets                                                $    127,000    $    143,000
     Noncurrent liabilities                                            (104,000)        (76,000)
                                                                   ------------    ------------

                                                                   $     23,000    $     67,000
                                                                   ============    ============

The provision for income taxes charged to operations for the years ended December 25, 1999, December 26, 1998, and December 27, 1997, consists of the following:

                                                       1999            1998            1997
                                                   ------------    ------------    ------------
     Current expense
          Continuing operations                    $    254,000   $    392,900    $    273,000
          Discontinued operations                       (56,000)       (76,900)        (88,000)
          Cumulative effect of accounting change             --        (56,000)             --
     Deferred tax expense (benefit)                      44,000        (48,000)         42,000
                                                   ------------   ------------    ------------

                                                   $    242,000   $    212,000    $    227,000
                                                   ============   ============    ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 25, 1999, December 26, 1998, and December 27, 1997 due to the following:

                                                       1999           1998            1997
                                                   ------------   ------------    ------------
     Income tax computed at federal
          statutory rates                          $    201,000   $    199,000    $    189,000
     State taxes, net of federal
          tax benefit                                    35,000         35,000          33,000
     Change in income taxes resulting
          from non-deductible expenses                    6,000        (22,000)          5,000
                                                   ------------   ------------    ------------

                                                   $    242,000   $    212,000    $    227,000
                                                   ============   ============    ============


NOTE 14 - RELATED PARTY TRANSACTIONS

The Company had sales totaling approximately $2,001,300 in 1999, $868,000 in 1998, and $633,900 in 1997 to members of the board of directors and entities owned by Board members. At December 25, 1999 and December 26, 1998, the Company had accounts receivable of $229,000 and $115,100, respectively, relating to these sales.


(continued on next page)                                                      17

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Information concerning the operations, net of eliminations, in these business segments as of December 25, 1999, December 26, 1998, and December 27, 1997 are as follows:

                                                   Dynamic        Shagawa
                                                 Homes, Inc.    Resort, Inc.     Consolidated
                                                ------------    ------------     ------------
     Year ended December 25, 1999:

         Sales                                  $ 13,158,900    $  2,050,700     $ 15,209,600
         Gross profit                              2,389,000         922,300        3,311,300
         Income (loss) from operations               744,300          (1,200)         743,100
         Interest expense                            125,500         141,900          267,400
         Net income (loss)                           432,000         (84,100)         347,900

         Depreciation                                298,900         167,300          466,200
         Amortization                                  5,000          25,300           30,300

         Total assets                              6,644,500       3,139,500        9,784,000
         Capital expenditures, including
             capital lease obligations               417,600          27,700          445,300


(continued on next page)                                                      18

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                   Dynamic        Shagawa
                                                 Homes, Inc.    Resort, Inc.     Consolidated
                                                ------------    ------------     ------------
     Year ended December 26, 1998:

         Sales                                  $ 11,969,000    $  1,936,300     $ 13,905,300
         Gross profit                              2,412,500         838,200        3,250,700
         Income (loss) from operations               954,200         (47,500)         906,700
         Interest expense                            121,900         147,200          269,100
         Net income (loss) before cumulative
             effect of accounting change             583,200        (115,300)         467,900

         Depreciation                                266,900         163,200          430,100
         Amortization                                  5,100          17,800           22,900

         Total assets                              6,124,100       3,301,100        9,425,200
         Capital expenditures, including
             capital lease obligations               365,500          53,900          419,400


     Year ended December 27, 1997:

         Sales                                  $ 11,236,600    $  1,622,400     $ 12,859,000
         Gross profit                              2,183,900         670,600        2,854,500
         Income (loss) from operations               843,000        (128,500)         714,500
         Interest expense                             89,400         147,900          237,300
         Net income (loss)                           461,000        (131,900)         329,100

         Depreciation                                220,600         155,800          376,400
         Amortization                                  5,300          54,100           59,400

         Total assets                              5,363,400       3,518,100        8,881,500
         Capital expenditures, including
             capital lease obligations               646,300          76,200          722,500


(continued on next page)                                                      19

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - DISCONTINUED OPERATIONS

In May 2000, the Company completed the sale of its wholly-owned subsidiary, Shagawa Resort, Inc., for which the Company has recorded a loss of approximately $516,000. As a result of this transaction, the results of operations of Shagawa Resort, Inc. have been classified as discontinued operations and operating results for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 have been restated.

Condensed operating results and balance sheets for the discontinued operation are as follows:

                                       1999             1998             1997
                                   ------------     ------------     ------------
OPERATIONS

     Sales                         $  2,050,700     $  1,936,300     $  1,622,400
     Cost of sales and expenses       2,052,000        1,983,800        1,751,000
                                   ------------     ------------     ------------
     Operating loss                      (1,300)         (47,500)        (128,600)
     Other income (expense)            (138,800)        (144,700)         (91,300)
                                   ------------     ------------     ------------
     Loss before income taxes          (140,100)        (192,200)        (219,900)
     Income tax benefit                  56,000           76,900           88,000
                                   ------------     ------------     ------------

     Net loss                      $    (84,100)    $   (115,300)    $   (131,900)
                                   ============     ============     ============


BALANCE SHEETS

     Current assets                $    135,600     $    135,600
     Noncurrent assets                3,003,900        3,165,600
                                   ------------     ------------
                                   $  3,139,500     $  3,301,200
                                   ============     ============


     Current liabilities           $  1,444,900     $  1,413,900
     Noncurrent liabilities           1,681,600        1,734,400
     Stockholders' equity                13,000          152,900
                                   ------------     ------------
                                   $  3,139,500     $  3,301,200
                                   ============     ============

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) 1. FINANCIAL STATEMENTS - Included in Part II, Item 8
                                                                            Page
                                                                            ----
               Independent Auditor's Report                                  18
               Consolidated Balance Sheets at December 25, 1999
                     and December 26, 1998                                   19
               Consolidated Statements of Operations for the years
                     ended December 25, 1999, December 26, 1998
                     and December 27, 1997                                   20
               Consolidated Statements of Stockholders' Equity for
                     the years ended December 25, 1999, December
                     26, 1998 and December 27, 1997                          21
               Consolidated Statements of Cash flows for the years
                     ended December 25, 1999, December 26, 1998
                     and December 27, 1997                                22-23
               Notes to Consolidated Financial Statements                    24

             2. FINANCIAL STATEMENT SCHEDULE - Included in Part IV

               Schedule V - Property and Equipment(1)                        39
               Schedule VI - Accumulated Depreciation of Property
                     and Equipment(1)                                        40
               Schedule VIII - Valuation and Qualifying Accounts(1)          41
               Schedule IX - Short-term Borrowings(1)                        42
               Schedule X - Supplementary Income Statement
                     Information(1)                                          43


         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(1) Documents incorporated by reference to Form 10-K as filed for the year ended 1999.



                   (Balance of page left intentionally blank)

3. EXHIBITS:

             (3) Articles of Incorporation and Bylaws incorporated by reference to Form 10-K as filed for the year ended December 27, 1986.**

             (13) Annual Report to Security Holders.**

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



/s/ Scott D. Lindemann                       /s/ Israel Mirviss
-----------------------------------          -----------------------------------
SCOTT D. LINDEMANN                           ISRAEL MIRVISS,
PRESIDENT, CEO                               CHAIRMAN OF THE BOARD
11/20/00                                     11/20/00

/s/ Ronald L. Gustafson                      /s/ Clyde R. Lund, Jr.
-----------------------------------          -----------------------------------
RONALD L. GUSTAFSON,                         CLYDE R. LUND, JR.,
DIRECTOR                                     SECRETARY
11/20/00                                     11/20/00

/s/ Peter K. Pichetti                        Eldon R. Matz
-----------------------------------          -----------------------------------
PETER K. PICHETTI,                           ELDON R. MATZ,
DIRECTOR                                     CONTROLLER & TREASURER
11/20/00                                     11/20/00




DATED: NOVEMBER 20, 2000