Form 10-K/A
period 1999-12-31
DYNAMIC HOMES INC
filed 2000-12-06
CIK 225278

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


/s/ Eide Bailly LLP



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

REVENUE RECOGNITION

Sales of Dynamic Homes, Inc. including transportation revenues, are recognized and recorded upon delivery of the finished product. Sales of Shagawa Resort, Inc. are recognized and recorded upon delivery of service.


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